Form 10-Q
period 1996-03-31
TAYLOR INVESTMENT CORP /MN/
filed 1996-05-13
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1996             Commission File Number 33-87024C
- -----------------------------------             --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                        41-1373372
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation organization)

                          43 Main Street SE, Suite 506
                              Minneapolis, MN 55414
                    (Address of principal executive offices)
          Issuer's telephone number, including area code: (612)331-6929


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

       Common Stock, $.01 Par Value - 481,343 shares as of March 31, 1996



                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


               PART I.  FINANCIAL INFORMATION                          Page No.

Item 1.        Financial Statements:

               Consolidated Balance Sheets
               March 31, 1996 and December 31, 1995 (Unaudited).............. 3

               Consolidated Statements of Operations
               Three months ended March 31, 1996 and 1995 (Unaudited)........ 4

               Consolidated Statements of Cash Flows
               Three months ended March 31, 1996 and 1995 (Unaudited)........ 5

               Notes to Consolidated Financial Statements (Unaudited)........ 6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations................. 7

               PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders...........10

               Signatures....................................................11


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- ---------------------------------------------------------------------------------------------------------
                                                                      MARCH 31, 1996     DECEMBER 31,1995
ASSETS

INVENTORY - Principally land held for sale                              $12,134,370         $11,255,151

CONTRACTS AND MORTGAGES RECEIVABLE                                        7,371,550           8,026,145

INVESTMENT IN JOINT VENTURE                                                  48,994              53,633

OTHER ASSETS:
   Cash                                                                     656,111             435,966
   Notes receivable from officer                                            250,000             250,000
   Tax increment financing receivable                                       724,153             735,131
   Other receivables                                                        339,145             196,492
   Prepaid expenses                                                         281,750             158,703
   Income taxes receivable                                                  178,800
   Land, buildings, and equipment, less accumulated depreciation of
      $353,005 and $257,000, respectively                                 1,006,264             611,742
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $81,696 and $73,691, respectively                     496,681             511,249
                                                                        -----------         -----------
                                 Total other assets                       3,932,904           2,899,283
                                                                        -----------         -----------
                                                                        $23,487,818         $22,234,212
                                                                        ===========         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                         $ 6,396,146         $ 7,213,084

NOTES PAYABLE                                                             5,222,363           2,417,590

CONTRACTS AND MORTGAGES PAYABLE                                             670,202           1,004,290

SENIOR SUBORDINATED DEBT                                                  3,990,000           3,990,000

OTHER LIABILITIES:
   Accounts payable                                                         179,667             255,705
   Accrued liabilities                                                      377,757             551,817
   Income taxes payable                                                      63,670              63,670
   Deposits on land sales and purchase agreements                            75,497              39,915
                                                                        -----------         -----------
                              Total other liabilities                       696,591             911,107

DEFERRED INCOME TAXES                                                     1,405,359           1,467,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      481,343 and 483,343 shares issued and outstanding, respectively         4,813               4,833
   Additional paid-in capital                                               666,725             668,841
   Retained earnings                                                      4,435,619           4,556,616
                                                                        -----------         -----------
                             Total stockholders' equity                   5,107,157           5,230,290
                                                                        -----------         -----------
                                                                        $23,487,818         $22,234,212
                                                                        ===========         ===========


See notes to unaudited consolidated financial statements.


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- -----------------------------------------------------------------------------------
                                                            1996           1995
REVENUES:
   Sales                                                $ 3,763,288    $ 3,211,493
   Interest income on contracts receivable                  239,660        206,461
   Equity in earnings (loss) of 50% owned subsidiary,
     and joint venture                                       (4,638)        (3,144)
   Other revenue                                            119,144        115,893
                                                        -----------    -----------
                      Total revenue                       4,117,454      3,530,703

EXPENSES:
   Cost of sales                                          2,330,071      1,695,496
   Selling, general, and administrative                   1,554,364      1,302,610
   Interest expense                                         393,224        327,751
                                                        -----------    -----------
                Total costs and expenses                  4,277,659      3,325,857


(LOSS) INCOME BEFORE INCOME TAXES                          (160,205)       204,846

(BENEFIT) PROVISION FOR INCOME TAXES                        (62,492)        89,024
                                                        -----------    -----------

NET (LOSS) INCOME                                       $   (97,713)   $   115,822
                                                        ===========    ===========

NET (LOSS) INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                     $     (0.20)   $      0.24
                                                        ===========    ===========

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                  482,328        483,312
                                                        ===========    ===========


See notes to unaudited consolidated financial statements.



TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ---------------------------------------------------------------------------------------------------------------
                                                                                        1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                              $   (97,713)   $   115,822
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                                     63,601         21,767
       Loss on sale of assets                                                             1,804
       Deferred income taxes                                                            (62,493)      (160,976)
       Equity in loss of 50% owned subsidiary and joint venture                           4,638          3,144
       Contracts and mortgages receivables funded                                      (652,003)    (1,120,199)
       Payments on contracts receivable                                               1,306,598        850,272
       Decrease in inventory - land held for sale                                     2,140,608        616,726
       (Increase)  decrease in other receivables                                       (131,675)        17,018
       Increase in income tax receivable                                               (178,800)
       Increase in prepaid expenses                                                     (89,297)      (106,631)
       Increase in all other assets                                                     (45,000)      (115,873)
       (Decrease) increase in accounts payable                                          (76,035)        35,243
       Decrease in accrued liabilities                                                 (174,061)       (67,800)
       Increase in deposits on land sales and purchase agreements                        35,582         14,776
                                                                                    -----------    -----------
                                                                                      2,143,467        (12,533)
                                                                                    -----------    -----------
                              Net cash provided by (used in) operating activities     2,045,754        103,289

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                              (161,924)       (80,080)
       Proceeds from sale of property and equipment                                       2,500
                                                                                    -----------    -----------
                              Net cash used in investing activities                    (159,424)       (80,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                               (2,030,415)      (713,963)
       Proceeds from notes payable (note 3)                                           1,213,477
       Proceeds from issuance of senior subordinated debt                                            1,340,000
       Repayment of notes, contracts, and mortgage payables                            (823,827)      (737,786)
       Retirement of common stock                                                       (25,420)
       Payment of senior subordinated debt                                                             (10,000)
                                                                                    -----------    -----------
                              Net cash used in financing activities                  (1,666,185)      (121,749)
                                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                                                             220,145        (98,540)

CASH AT BEGINNING OF PERIOD                                                             435,966        288,108
                                                                                    -----------    -----------

CASH AT END OF PERIOD                                                               $   656,111    $   189,568
                                                                                    ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                                  $   387,491    $   318,217
                                                                                    ===========    ===========
          Income taxes                                                              $   178,800    $   250,000
                                                                                    ===========    ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                                $ 3,294,512    $   423,054
                                                                                    ===========    ===========
       Noncash financing activity - debt issuance costs paid from
          senior subordinated debt proceeds                                                        $   160,000
                                                                                                   ===========


See notes to consolidated financial statements



TAYLOR INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheets as of March 31, 1996 and December 31, 1995, the consolidated statements of operations for the three months ended March 31, 1996 and 1995, and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 1996 and the results of operations and cash flow for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB.

      The results of operations for interim periods are not necessarily indicative of results which will be realized for the full year.

2. On March 12, 1996 and March 13, 1996, the Company closed on the sales of mortgages receivable with recourse in the amounts of $529,403 and $783,974, respectively, with put options on the five year anniversary of the sales. The sales were priced at a premium, with servicing retained by the Company. The Company anticipates subsequent sales of contracts and mortgages receivable during 1996. These sales of mortgage receivables will be accounted for as loans because the agreements contain put options under which the Company may be required to repurchase the mortgage receivables.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 1996 and 1995.

Sales were $3,763,288, including $1,052,134 in sales of shell homes, condominiums and townhomes, ("structures") for the quarter ended March 31, 1996, an increase of $551,795 from the same period in 1995. Land sales of $2,711,154 decreased by $327,259 from the same period in 1995, primarily due to the cold weather and significant snowfall in January and February, which made it difficult to show lots. Structure sales increased by $879,054, primarily due to the increase in construction and sale of shell cabins.

Gross profit was $1,433,217 or 38.1%, for the quarter ended March 31, 1996 compared to $1,515,997, or 47.2%, for the same period in 1995. The gross profit margin on land sales was 42.6% for 1996 and 48.6% for 1995. Gross profit margin on land sales decreased primarily due to the emphasis of selling lots at lower margins that had been in inventory for more than one year. The gross profit margin on structure sales was 26.5% for 1996 and 22.3% for 1995. The increase in gross profit margins is attributable to timeshare sales. Timeshare sales averaged a gross profit margin of 66.4% and other structures sales resulted in gross profit margins of 14.4% during the first quarter of 1996.

Interest income was $239,660 and $206,461 for the first quarter of 1996 and 1995, respectively. The 16.1% increase in interest income is attributable to the increased level of contracts and mortgages receivable, which was $7,371,550 as of March 31, 1996 compared to $7,098,996 at March 31, 1995, and to higher rates charged on timeshare sales. Other revenue, consisting of real estate closing and documentation fees and resort management fees, was $119,144 for the first quarter in 1996, compared to $115,893 for the same period in 1995. The slight increase is due to an increase in rental revenue at the Laurentian resort.

Selling, general and administrative expenses of $1,554,365 were 41.3% of sales for the first quarter of 1996. These expenses were $1,302,610, or 40.6% of sales, for the same period in 1995. The 0.7% increase in selling, general and administrative is attributable to an increase in marketing expenses.

Interest expense for the quarter ended March 31, 1996 increased $65,473, or 20.0% from the same period in 1995 due to an increase in debt to finance inventory.

Income tax (benefit) expense for the first three months of 1996 and 1995, was (39.0%) and 43.5%, respectively, of income before income taxes. Income tax expense is based on the Company's estimated annual income tax rate which includes state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash flow from operations as land inventory is sold and collections are made on its contracts and mortgages receivable. Taylor's primary use of cash flow is for financing its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, inventory and financing activities for three months ended March 31, 1996, and 1995.

                                                    Three months ended         Three months ended
                                                      March 31, 1996             March 31, 1995
                                                      --------------             --------------
Net cash provided by (used in):
              Operating activities                          $2,045,754                 $103,289
              Investing activities                           (159,424)                 (80,080)
              Financing activities                         (1,666,185)                (121,749)
                                                           -----------                ---------
              Net increase (decrease) in cash                 $220,145                $(98,540)

Cash provided by operating activities for the first quarter of 1996 and 1995 was $2,045,754 and $103,289, respectively. The principal sources of cash flow for the first three months of 1996 was cash received from sales of land and structures, as well as, payments collected on contracts and mortgages receivable exceeding those funded during the period. For the same period in 1995, the source of cash flow was primarily net income. Cash used in investing activities was $159,424 and $80,080 for the three months ended March 31, 1996 and 1995, respectively.

Sources of financing as of March 31, 1996 and December 31, 1995 are detailed in the following table:

                                      SOURCES OF FINANCING

                               March 31, 1996        Percentage       December 31, 1995      Percentage
Lines of Credit                   $6,396,146             39.3%            $7,213,084            49.3%
Notes Payable(1)                   5,222,363             32.1%             2,417,590            16.5%
Mortgages Payable                    670,202              4.1%             1,004,290             6.9%
Subordinated Debt                  3,990,000             24.5%             3,990,000            27.3%
                                   ---------             -----             ---------            -----
Total Debt                       $16,278,711            100.0%           $14,624,964           100.0%


The balance of notes payable was $5,222,363 and $2,417,590 for March 31, 1996 and December 31, 1995, respectively. The large increase in the balance of notes payable was attributable to the issuance of notes payable of $1,213,476 in connection with the sale of contract and mortgages receivable which was recorded as a financing transaction and to increased financing to acquire inventory.

(1) Notes payable include the Diversified Business Credit, Inc. real estate line of credit in the amounts of $1,124,892 and $314,030 as of March 31, 1996 and December 31, 1995, respectively.

As of March 31, 1996 contracts and mortgages receivable outstanding were approximately $7.4 million compared to $8.0 million as of December 31, 1995. This decrease is a result of payments collected on contracts and mortgages receivable that exceeded those funded during the period. Cash sales for the first three months in 1996 and 1995, as a percentage of total sales, were 82.7% and 65.4%, respectively.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        Not applicable

Item 2. Changes in Securities
        Not applicable

Item 3. Defaults in Senior Securities
        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        Not applicable

Item 5. Other Information
        Not applicable

Item 6. Exhibits and Reports on From 8-K

         (a) Exhibits.
                  Not applicable

         (b) Reports on Form 8-K.
                  No reports on Form 8-K were filed during the quarter covered by this report.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Taylor Investment Corporation
                                 (Registrant)



Dated:  May 10, 1996                  /S/ Philip C. Taylor
                                 -----------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director (principal executive officer)


Dated:  May 10, 1996                 /S/ Joel D. Kaul
                                  -------------------------
                                  Joel D. Kaul
                                  Chief Financial Officer
                                  (principal financial and accounting officer)