Form 10QSB
period 1996-06-30
TAYLOR INVESTMENT CORP /MN/
filed 1996-08-13
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the period ended June 30, 1996             Commission File Number 33-87024C
- ----------------------------------             --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                           41-1373372
(State or other jurisdiction of                           (I.R.S. Employer
incorporation organization)                              Identification No.)

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

        Common Stock, $.01 Par Value - 481,343 shares as of June 30, 1996




                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


         PART I.  FINANCIAL INFORMATION                                 Page No.

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 1996 and December 31, 1995................................ 3

         Condensed Consolidated Statements of Operations
         Three and Six month periods
         ended June 30, 1996 and 1995....................................... 4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1996 and 1995............................ 5

         Notes to Condensed Consolidated Financial Statements............... 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 7

         Part II............................................................11

         Signatures.........................................................12



TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
- -------------------------------------------------------------------------------


                                                                      JUNE 30, 1996  DECEMBER 31,1995
ASSETS

INVENTORY - Principally land held for sale                              $13,174,220   $11,255,151

CONTRACTS AND MORTGAGES RECEIVABLE                                        6,534,111     8,026,145

INVESTMENT IN JOINT VENTURE                                                  57,667        53,633

OTHER ASSETS:
   Cash                                                                       3,993       435,966
   Notes receivable from officer                                            250,000       250,000
   Tax increment financing receivable                                       868,955       735,131
   Other receivables                                                        307,787       196,492
   Prepaid expenses                                                         355,275       158,703
   Land, buildings, and equipment, less accumulated depreciation of
      $403,719 and $316,423, respectively                                   841,430       611,742
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $105,501 and $73,691, respectively                    528,353       511,249
                                                                        -----------   -----------
                                  Total other assets                      3,155,793     2,899,283
                                                                        -----------   -----------
                                                                        $22,921,791   $22,234,212
                                                                        ===========   ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                         $ 2,328,096   $ 7,213,084

NOTES PAYABLE                                                             8,616,971     2,417,590

CONTRACTS AND MORTGAGES PAYABLE                                             415,191     1,004,290

SENIOR SUBORDINATED DEBT                                                  3,990,000     3,990,000

OTHER LIABILITIES:
   Accounts payable                                                         223,181       255,705
   Accrued liabilities                                                      372,910       551,817
   Income taxes payable                                                      63,670        63,670
   Deposits on land sales and purchase agreements                            98,620        39,915
                                                                        -----------   -----------
                               Total other liabilities                      758,381       911,107

DEFERRED INCOME TAXES                                                     1,430,883     1,467,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      481,343 and 483,343 shares issued and outstanding, respectively         4,813         4,833
   Additional paid-in capital                                               666,725       668,841
   Retained earnings                                                      4,710,731     4,556,616
                                                                        -----------   -----------
                              Total stockholders' equity                  5,382,269     5,230,290
                                                                        -----------   -----------
                                                                        $22,921,791   $22,234,212
                                                                        ===========   ===========


See notes to unaudited condensed consolidated financial statements.



TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 3O, 1996 AND 1995
- -------------------------------------------------------------------------------



                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                       --------------------------    -------------------------
                                                           1996           1995           1996         1995
REVENUES:
   Sales                                               $ 4,519,486    $ 3,525,780    $ 8,282,774   $ 6,737,273
   Interest income on contracts receivable                 239,286        226,241        478,946       432,702
   Equity in earnings (loss) of 50% owned subsidiary
     and joint venture                                        (604)       (13,049)         4,034       (16,193)
   Other revenue                                           234,955         76,240        354,099       192,133
                                                       -----------    -----------    -----------   -----------
                     Total revenue                       4,993,123      3,815,212      9,119,853     7,345,915

EXPENSES:
   Cost of sales                                         2,507,789      1,595,722      4,837,860     3,291,218
   Selling, general, and administrative                  1,616,188      1,319,621      3,170,552     2,622,231
   Interest expense                                        398,987        314,446        792,211       642,197
                                                       -----------    -----------    -----------   -----------
               Total costs and expenses                  4,522,964      3,229,789      8,800,623     6,555,646


INCOME BEFORE INCOME TAXES                                 470,159        585,423        319,230       790,269

PROVISION FOR INCOME TAXES                                 204,323        251,311        141,831       340,335
                                                       -----------    -----------    -----------   -----------

NET INCOME                                             $   265,836    $   334,112    $   177,399   $   449,934
                                                       ===========    ===========    ===========   ===========

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                    $      0.55    $      0.69    $      0.37   $      0.93
                                                       ===========    ===========    ===========   ===========

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                 481,343        483,312        482,328       483,312
                                                       ===========    ===========    ===========   ===========


See notes to unaudited condensed consolidated financial statements.




TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------

                                                                                  1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $   177,399    $   449,934
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                             128,772         55,674
       Loss on sale of assets                                                      7,237
       Deferred income taxes                                                     (36,968)        91,491
       Equity in (earnings) loss of 50% owned subsidiary and joint venture        (4,034)        16,193
       Contracts and mortgages receivables funded                             (1,269,595)    (1,871,496)
       Payments on contracts and mortgages receivable                          1,982,817      1,559,738
       Contracts and mortgages receivable sold                                   783,812
       Decrease in inventory - land held for sale                              1,687,129        960,653
       Increase in other receivables                                            (245,119)       (40,658)
       Increase in prepaid expenses                                             (196,572)       (47,020)
       Increase in all other assets                                              (48,914)      (178,968)
       (Decrease in accrued interest payable & misc payable                      (36,292)
       (Decrease) increase in accounts payable                                   (32,524)       (73,619)
       (Decrease) in accrued salaries, taxes, & real estate taxes payable       (142,615)      (141,099)
       Increase in deposits on land sales and purchase agreements                 58,705         11,622
                                                                             -----------    -----------
                                                                               2,635,839        342,511
                                                                             -----------    -----------
                              Net cash provided by operating activities        2,813,238        792,445

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                       (205,116)      (118,839)
       Proceeds from sale of property and equipment                               14,400
       Investment in joint venture                                                              (31,634)
                                                                             -----------    -----------
                              Net cash used in investing activities             (190,716)      (150,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                        (4,884,988)    (1,730,299)
       Proceeds from notes payable (note 3)                                    5,613,167
       Proceeds from issuance of senior subordinated debt                                     2,760,000
       Repayment of notes, contracts, and mortgage payables                   (3,757,254)    (1,775,209)
       Retirement of common stock                                                (25,420)
       Payment of senior subordinated debt                                                      (10,000)
                                                                             -----------    -----------
                              Net cash used in financing activities           (3,054,495)      (755,508)
                                                                             -----------    -----------

DECREASE IN CASH                                                                (431,973)      (113,536)

CASH AT BEGINNING OF PERIOD                                                      435,966        288,108
                                                                             -----------    -----------

CASH AT END OF PERIOD                                                        $     3,993    $   174,572
                                                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                           $   792,211    $   632,662
                                                                             ===========    ===========
          Income taxes                                                       $   178,800    $   250,000
                                                                             ===========    ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                         $ 3,754,369    $ 1,174,204
                                                                             ===========    ===========
       Noncash financing activity - debt issuance costs paid from
          senior subordinated debt proceeds                                                 $   240,000
                                                                                            ===========


See notes to CONDENSED CONSOLIDATED financial statements.



TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995, and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at June 30, 1996 and the results of operations and cash flows for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's Condensed Consolidated financial statements and notes thereto included in the Company's 1995 Form 10-KSB.

         The results of operations for interim periods are not necessarily indicative of results which will be realized for the full year.

2. In the first quarter of 1996, the Company closed on transfers of contracts and mortgages receivable with recourse in the amount of $1,313,377, with put options on the five year anniversary of the transfers. The transfers were priced at a premium, with servicing retained by the Company. The Company had additional transfers of contracts and mortgages receivable in the second quarter under similar terms and conditions, as follows:

                                                        Anniversary Date
                        Amount                           for put option

                     $2,774,874                              5 year
                       $463,428                              4 year
                       $214,930                              3 year
                       $284,458                              2 year
                       $562,100                              2 year

         These transfers of contracts and mortgages receivables, to the extent the term of such receivables extends beyond the date of the put options, have been recorded as financing transactions. For receivables which are due prior to the put option date the Company recognized the transfer as a sale of receivables and accrued the servicing and other costs related to such receivables, The condensed consolidated statements of operations for the three and six months ended June 30, 1996 include a gain of $17,905 for both periods related to the transfers which qualified as sales.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995.

Sales of $4,519,486, including $578,274 in sales of shell and turn-key homes, condominiums and townhomes, ("structures") for the quarter ended June 30, 1996 increased by $993,706 from the same period in 1995. Land sales of $3,941,212 increased by $887,145 from the same period in 1995, and structure sales increased by $106,561. The increase in land sales is primarily due to the addition of a new sales office in Jasper, Georgia, and to sales programs to move inventory held for more than one year. The increase in structure sales is attributable to the increase in construction and sales of shell and turn-key homes.

Gross profit was $2,011,697 or 44.5%, for the quarter ended June 30, 1996 compared to $1,930,058, or 54.7%, for the same period in 1995. The gross profit margin on land sales was 47.7% for 1996 and 56.3% for 1995. Gross profit margin on land sales decreased primarily due to the emphasis of selling lots that had been in inventory for more than one year, at lower margins. The gross profit on structure sales was 22.6% for 1996 and 44.8% for 1995. The decrease in profit margin is attributable to timeshare sales representing 28.8% of total structure sales for 1996 compared to 35.3% in 1995. The profit margin on timeshare sales average 66.3%, while shell and turn-key homes average 9.4 %. The profit margin on structure sales will vary by reporting period primarily resulting from product mix.

Interest income was $239,286 and $226,241 for the second quarter of 1996 and 1995, respectively. The nominal increase is attributable to the average receivable balance being higher throughout the 1996 quarter, than in the same period in 1995. For the quarter, equity in the loss of 50% owned joint ventures decreased $12,445, due to the increase in sales revenue of the joint venture. Other revenue, consisting of real estate closing and documentation fees, resort management fees and other miscellaneous income, was $234,955 for the second quarter in 1996, compared to $76,240 for the same period in 1995. This increase is primarily due to income from tax increment financing income of $131,523, in 1996.

Selling, general and administrative expenses of $1,616,188 were 35.8% of sales for the second quarter of 1996. These expenses were $1,319,621, or 37.4% of sales, for the same period in 1995. The increase of $296,567 in selling, general and administrative expense is due to selling related expenses of advertising and commissions which increased to 15.8% of sales in 1996 from 12.1% of sales in 1995. Staffing levels, which increased to 130 full and part-time employees in June, 1996 from 100 in June, 1995 also contributed to the increase. Selling, general and administrative expense as a percentage of sales decreased by 1.6%, which is primarily due to fixed expenses.

Interest expense for the quarter ended June 30, 1996 increased $398,987, or 26.9% from the same period in 1995 due to an increase in debt to finance inventory. Inventory levels have increased to $13,174,220 in June, 1996 from $8,749,655 in June, 1995.

Income tax expense for the quarters ended June 30, 1996 and 1995 was 43.5% and 42.9%, respectively, of income before income taxes. Income tax expense is based on the Company's estimated annual income tax rate which includes state income taxes.


COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995.

Sales for the six months ended June 30, 1996, were $8,282,774 an increase of $1,545,501 million, or 22.9% compared to the same period in 1995. The increase in sales is due to the opening of the new office in Jasper, Georgia, and to the increase in the sales staff from 45 in 1995 to 55 in 1996, as well as an increase in the amount of inventory available for sale. Inventory as of June 30, 1996 was $13,174,220 compared to $8,749,655 as of June 30, 1995.

Gross profit for the first six months of 1996 was $3,444,914, or 41.6%, compared to $3,446,055 or 51.2% for the same period in 1995. The decrease in gross profit margin is partially due to the product mix in the sale of structures. There were fewer timeshare sales in 1996, as compared to the same period in 1995. Sales of shell and turn-key homes, with average gross profit margins of 9.4%, increased to 71.0% of total structure sales for 1996, compared to 36.0% for the same period in 1995. The average profit margin for timeshare sales is 66.3%. Land sales contributed to the decrease in profit margin due to price discounts on slower-moving inventory. Profit margins for land sales decreased to 45.6% in the first six months of 1996, compared to 52.5% for the same period in 1995.

Interest income of $478,946 for the first six months of 1996 is 10.7% higher than for the same period in 1995, due to an increase in the average balance of contracts and mortgages receivable. Other revenue of $354,099 increased 84.3% from 1995, due primarily to income from tax increment financing of $131,523.

For the first six months of 1996, selling, general, and administrative expenses were $3,170,553, or 38.3% of sales, compared to $2,622,231, or 38.9% of sales in 1995. The increase in expenses is principally due to increased staffing and selling costs.

Interest expense of $792,211 for the first six months of 1996 is $150,014 higher than for the same period in 1995, this is primarily due to increased levels of debt incurred to purchase inventory.

Income tax expense for the first six months of 1996 and 1995 was 44.4% and 43.1%, respectively, of income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash flow from operations as land inventory is sold and collections are made on its contracts and mortgages receivable. Taylor's primary use of cash flow is for financing its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, inventory and financing activities for the six months ended June 30, 1996, and 1995.

                                     Six months ended    Six months ended
                                      June 30, 1996       June 30, 1995
                                      -------------       -------------
Net cash provided by (used in):
         Operating activities         $ 2,813,238          $ 792,445
         Investing activities            (190,716)          (150,473)
         Financing activities          (3,054,495)          (755,508)
                                      ------------------------------
         Net (decrease) in cash       $  (431,973)         $(113,536)

Cash provided by operations for the first six months of 1996 and 1995 was $2,813,238 and $792,445, respectively. The principal sources of cash flow for the first six months of 1996 was cash received from sales of land and structures, as well as, payments collected on contracts and mortgages receivable exceeding those funded during the period. For the same period in 1995, the source of cash flow was primarily net income and the decline in inventory during the first six months of 1995. Cash used in investing activities was $190,716 and $150,473 for the six months ended June 30, 1996 and 1995, respectively.

Sources of financing as of June 30, 1996 and December 31, 1995 are detailed in the following table:

                                             SOURCES OF FINANCING

                           June 30, 1996   Percentage  December 31, 1995  Percentage
                           -------------   ----------   --------------    ----------
Lines of Credit            $  2,328,096        15.2%    $  7,213,084          49.3%
Notes Payable(1)              8,616,971        56.1%       2,417,590          16.5%
Mortgages Payable               415,191         2.7%       1,004,290           6.9%
Subordinated Debt             3,990,000        26.0%       3,990,000          27.3%
                           ------------       -----     ------------         -----
Total Debt                 $ 15,350,258       100.0%    $ 14,624,964         100.0%
                           ============       =====     ============         =====

- --------
(1) Notes payable include the Diversified Business Credit, Inc. real estate line of credit in the amounts of $2,274,055 and $314,030 at June 30, 1996 and
December 31, 1995, respectively.


The balance of notes payable was $8,616,971 and $2,417,590 for June 30, 1996 and December 31, 1995, respectively. The large increase in the balance of notes payable was attributable to the issuance of notes payable of $5,518,266 in connection with the transfers of contract and mortgages receivable which were recorded as financing transactions and to increased financing to acquire inventory. Proceeds received were used to pay down the Lines of Credit with Diversified Business Credit, Inc. As of June 30, 1996 contracts and mortgages receivable outstanding were approximately $6.5 million compared to $8.0 million as of December 31, 1995. This decrease is in part due to the sale of $783,813 of mortgages receivable. The decline in the portfolio is also due to a decrease in the number of customers electing to use the Company's financing program to purchase the property. Cash sales for the first six months in 1996 and 1995, as a percentage of total sales, were 84.7% and 72.2%, respectively.

Based on the financing resources identified, management believes it has adequate sources of financing to fund its cash requirements.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults in Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 23, 1996 the Security Holders in a meeting duly called, voted unanimously to eliminate the personal liability of the Directors of the Company to the fullest extent permitted by Minnesota Statutes 302A.251, as the same may be amended and supplanted.

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


                                 Taylor Investment Corporation
                                 (Registrant)



Dated:  August 12, 1996          /S/ Philip C. Taylor
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  August 12, 1996          /S/ Joel D. Kaul
                                 Joel D. Kaul
                                 Chief Financial Officer
                                 (principal financial and accounting officer)