Form 10QSB
period 1996-09-30
TAYLOR INVESTMENT CORP /MN/
filed 1996-11-12
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1996         Commission File Number 33-87024C
---------------------------------------         --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                      41-1373372
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.
     Common Stock, $.01 Par Value - 488,884 shares as of September 30, 1996

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


               PART I.  FINANCIAL INFORMATION                           Page No.
                                                                        --------
Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets
               September 30, 1996 and December 31, 1995................... 3

               Condensed Consolidated Statements of Operations Three
               and Nine month periods ended September 30, 1996
               and 1995................................................... 4

               Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1996 and 1995.............. 5

               Notes to Condensed Consolidated Financial Statements....... 6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............. 7

               Part II....................................................11

               Signatures.................................................12


TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------


                                                                  SEPTEMBER 30, 1996    DECEMBER 31,1995

ASSETS
INVENTORY - Principally land held for sale                               $14,593,095    $11,255,151

CONTRACTS AND MORTGAGES RECEIVABLE                                         7,467,706      8,026,145

INVESTMENT IN JOINT VENTURE                                                   66,953         53,633

OTHER ASSETS:
   Cash                                                                       82,870        435,966
   Notes receivable from officer                                             250,000        250,000
   Tax increment financing receivable                                        861,101        735,131
   Other receivables                                                         262,737        196,492
   Prepaid expenses                                                          254,363        158,703
   Land, buildings, and equipment, less accumulated depreciation of
      $461,919 and $316,423, respectively                                    837,087        611,742
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $116,874 and $73,691, respectively                     510,417        511,249
                                                                         -----------    -----------
                                       Total other assets                  3,058,575      2,899,283
                                                                         -----------    -----------
                                                                         $25,186,329    $22,234,212
                                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                          $ 3,575,130    $ 7,213,084

NOTES PAYABLE                                                              8,756,623      2,417,590

CONTRACTS AND MORTGAGES PAYABLE                                              353,002      1,004,290

SENIOR SUBORDINATED DEBT                                                   3,990,000      3,990,000

OTHER LIABILITIES:
   Accounts payable                                                          507,892        255,705
   Accrued liabilities                                                       529,313        551,817
   Income taxes payable                                                       88,721         63,670
   Deposits on land sales and purchase agreements                            102,740         39,915
                                                                         -----------    -----------
                                       Total other liabilities             1,228,666        911,107

DEFERRED INCOME TAXES                                                      1,558,521      1,467,851

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      488,884 and 483,343 shares issued and outstanding, respectively          4,889          4,833
   Additional paid-in capital                                                766,650        668,841
   Retained earnings                                                       4,952,848      4,556,616
                                                                         -----------    -----------
                                       Total stockholders' equity          5,724,387      5,230,290
                                                                         -----------    -----------
                                                                         $25,186,329    $22,234,212
                                                                         ===========    ===========

See notes to condensed consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 3O, 1996 AND 1995
---------------------------------------------------------------------------------------------------------------------


                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                     SEPTEMBER 30,
                                                        ----------------------------     ----------------------------
                                                             1996            1995             1996           1995
REVENUES:
   Sales                                                $  6,259,105    $  3,544,736     $ 14,541,879    $ 10,282,009
   Interest income on contracts receivable                   240,039         241,440          718,985         674,142
   Equity in earnings (loss) of 50% owned subsidiary
     and joint venture                                         9,286          (6,974)          13,320         (23,167)
   Other revenue                                             118,090         105,875          472,189         298,008
                                                        ------------    ------------     ------------    ------------
               Total revenue                               6,626,520       3,885,077       15,746,373      11,230,992

EXPENSES:
   Cost of sales                                           3,925,164       1,868,010        8,763,024       5,159,228
   Selling, general, and administrative                    1,868,944       1,447,463        5,039,497       4,069,694
   Interest expense                                          410,606         350,726        1,202,816         992,923
                                                        ------------    ------------     ------------    ------------
               Total costs and expenses                    6,204,714       3,666,199       15,005,337      10,221,845


INCOME BEFORE INCOME TAXES                                   421,806         218,878          741,036       1,009,147

PROVISION FOR INCOME TAXES                                   179,690          96,231          321,521         436,566
                                                        ------------    ------------     ------------    ------------

NET INCOME                                              $    242,116    $    122,647     $    419,515    $    572,581
                                                        ============    ============     ============    ============

NET INCOME PER COMMON AND COMMON
   EQUIVALENT SHARE                                     $       0.50    $       0.25     $       0.87    $       1.18
                                                        ============    ============     ============    ============

AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES                                   487,736         483,312          483,490         483,312
                                                        ============    ============     ============    ============


See notes to condensed consolidated financial statements.


TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
---------------------------------------------------------------------------------------------------------

                                                                                   1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $   419,515     $   572,581
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                              205,852          93,306
       Loss on sale of assets                                                       7,237
       Deferred income taxes                                                       90,670         284,625
       Equity in (earnings) loss of 50% owned subsidiary and joint venture        (13,320)         23,168
       Contracts and mortgages receivables funded                              (2,749,107)     (2,729,636)
       Payments on contracts and mortgages receivable                           2,523,735       2,118,227
       Contracts and mortgages receivable sold                                    783,812
       Decrease in inventory - land held for sale                               2,426,952         462,062
       Increase in other receivables                                             (192,215)
       Increase (decrease) in prepaid expenses                                    (95,660)         52,907
       Increase in all other assets and notes receivable from officers            (48,915)       (425,088)
       Increase in other liabilities                                                2,547
       Increase (decrease) increase in accounts payable                           252,189        (132,250)
       Increase in deposits on land sales and purchase agreements                  62,825          40,402
                                                                              -----------     -----------
                                                                                3,256,602        (212,277)
                                                                              -----------     -----------
                              Net cash provided by operating activities         3,676,117         360,304

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                        (268,500)       (131,376)
       Proceeds from sale of property and equipment                                14,400
       Investment in joint venture                                                                (31,634)
                                                                              -----------     -----------
                              Net cash used in investing activities              (254,100)       (163,010)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                         (3,637,954)       (374,044)
       Proceeds from notes payable (note 2)                                     5,613,167
       Proceeds from issuance of senior subordinated debt                                       2,760,000
       Repayment of notes, contracts, and mortgage payables                    (5,824,906)     (2,563,051)
       Issuance of common stock                                                   100,000
       Retirement of common stock                                                 (25,420)
       Payment of senior subordinated debt                                                        (10,000)
                                                                              -----------     -----------
                              Net cash used in financing activities            (3,775,113)       (187,095)
                                                                              -----------     -----------

DECREASE IN CASH                                                                 (353,096)         10,199

CASH AT BEGINNING OF PERIOD                                                       435,966         288,108
                                                                              -----------     -----------

CASH AT END OF PERIOD                                                         $    82,870     $   298,307
                                                                              ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                            $ 1,233,159     $   971,630
                                                                              ===========     ===========
          Income taxes                                                        $   232,800     $   250,000
                                                                              ===========     ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                          $ 5,899,485     $ 2,486,604
                                                                              ===========     ===========
       Noncash financing activity - debt issuance costs paid from
          senior subordinated debt proceeds                                                   $   240,000
                                                                                              ===========

See notes to condensed consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at September 30, 1996 and the results of operations and cash flows for all periods presented.

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

                                                  Anniversary Date
                 Amount                            for put option
            ----------------                      ----------------

               $2,774,874                              5 year
                 $463,428                              4 year
                 $214,930                              3 year
                 $284,458                              2 year
                 $562,100                              2 year

     These transfers of contracts and mortgages receivables, to the extent the term of such receivables extends beyond the date of the put options, have been recorded as financing transactions. For receivables which are due prior to the put option date the Company recognized the transfer as a sale of receivables and accrued the servicing and other costs related to such receivables. The condensed consolidated statements of operations for the nine months ended September 30, 1996 include a gain of $17,905 related to the transfers which qualified as sales.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995.

Sales of $6,259,105, including $1,362,611 in sales of shell homes, condominiums and townhomes, ("structures") for the quarter ended September 30, 1996 increased by $2,714,369 from the same period in 1995. Land sales of $4,896,494 increased by $1,927,859 from the same period in 1995, and structure sales increased by $786,510. The increase in land sales is partially due to the addition of a new sales office in Jasper, Georgia, and to expanded inventory levels for the Rice Lake, Wisconsin and Brainerd, Minnesota offices. The increase in structure sales is attributable to the increase in construction and sales of shell cabins, as well as, an increase in the sale of whole owner units at the Laurentian Resort.

Gross profit was $2,333,941 or 37.3%, for the quarter ended September 30, 1996 compared to $1,676,726, or 47.3%, for the same period in 1995. The gross profit margin on land sales was 46.2% for 1996 and 48.6% for 1995. Gross profit margin on land sales decreased primarily due to the emphasis of selling lots that had been in inventory for more than one year, at lower margins. The gross profit on structure sales was 5.3% for 1996 and 40.6% for 1995. In the quarter ended September 30, 1996, management decided to reduce whole ownership inventory at the Laurentian Resort. Therefore, unit prices on seven units were discounted and sold during the quarter. In the quarter ended September 30, 1995, structure sales were comprised primarily of timeshare unit sales which traditionally yield a higher gross profit margin.

Interest income was $240,039 and $241,440 for the third quarters in 1996 and 1995, respectively. The nominal decrease is attributable to the average receivable balance being lower throughout the quarter in 1996, than in the same period in 1995. For the quarter, equity earnings increased $16,260, due to the increase in sales revenue of the joint venture. Other revenue, consisting of real estate closing and documentation fees, resort management fees and other miscellaneous income, was $118,090 for the third quarter in 1996, compared to $105,875 for the same period in 1995. This increase is primarily due to the increased sales in the third quarter of 1996, which results in additional closing fee income.

Selling, general and administrative expenses of $1,868,944 were 29.9% of sales for the third quarter of 1996. These expenses were $1,447,463, or 40.8% of sales, for the same period in 1995. The increase of $421,481 in selling, general and administrative expense is due to selling related expenses of advertising and commissions associated with higher sales.

Interest expense for the quarter ended September 30, 1996 increased $59,880, to $410,606 from the same period in 1995 due to an increase in average debt to finance inventory. Inventory levels have increased significantly to $14,593,095 at September, 1996 from $11,255,151 at December 31, 1995.

Income tax expense for the quarters ended September 30, 1996 and 1995 was 42.6% and 43.9%, respectively, of income before income taxes. Income tax expense is based on the Company's estimated annual income tax rate which includes state income taxes.


COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995.

Sales for the nine months ended September 30, 1996, were $14,541,879, an increase of $4,259,870 million, or 41.4% compared to the same period in 1995. The increase in sales is due to the opening of a new sales office in Jasper, Georgia, and to the increase in the amount of inventory the Company was able to develop for sale during 1996.

Gross profit for the first nine months of 1996 was $5,778,855, or 39.7% of sales, compared to $5,122,781 or 49.8% of sales for the same period in 1995. The decrease in gross profit margin is partially due to the aggressive sales program to sell a majority of Laurentian inventory by year end. This resulted in discounting timeshare sales prices. Land sales also contributed to the decrease in profit margin due to price discounts on slower-moving inventory. Profit margins for land decreased to 45.9% in the first nine months of 1996, compared to 51.2% for the same period in 1995.

Interest income of $718,985 for the first nine months of 1996 is 6.7% higher than for the same period in 1995, due to an increase in the average balance of contracts and mortgages receivable. Other revenue of $472,189 increased 58.4% from 1995, due primarily to tax increment financing recognized on lots previously sold of $131,523.

For the first nine months of 1996, selling, general, and administrative expenses were $5,039,497, or 34.7% of sales, compared to $4,069,694, or 39.6% of sales in 1995. The decrease in selling, general and administrative expense, as a percent of sales, is primarily due to fixed costs being spread over higher sales. The increase in these expenses of $969,803 was attributable to selling related expenses of advertising and commissions.

Interest expense of $1,202,816 for the first nine months of 1996 is $209,893 higher than for the same period in 1995, primarily due to increased levels of debt incurred to purchase inventory.

Income tax expense for the first nine months of 1996 and 1995 was 43.4% and 43.3%, respectively, of income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash flow from operations as land inventory is sold and collections are made on its contracts and mortgages receivable. Taylor's primary use of cash flow is for financing its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, inventory and financing activities for the nine months ended September 30, 1996, and 1995.

                                         Nine months ended    Nine months ended
                                        September 30, 1996   September 30, 1995
                                           -------------        ------------
Net cash provided by (used in):
         Operating activities               $ 3,676,117         $   360,304
         Investing activities                  (254,100)           (163,010)
         Financing activities                (3,775,113            (187,095)
                                            ------------        ------------
         Net (decrease) increase in cash    $  (353,096)        $    10,199

Cash provided by operations for the first nine months of 1996 and 1995 was $3,676,117 and $360,304, respectively. The principal sources of cash flow for the first nine months of 1996 were cash received from sales of land and structures, as well as, the sale of and payments collected on contracts and mortgages receivable exceeding those funded during the period. For the same period in 1995, the source of cash flow was primarily net income and cash received from sales of land and structures during the first nine months of 1995. Cash used in investing activities was $254,100 and $163,010 for the nine months ended September 30, 1996 and 1995, respectively, primarily for the purchase of property and equipment.

Sources of financing as of September 30, 1996 and December 31, 1995 are detailed in the following table:

                                  SOURCES OF FINANCING

                       September 30, 1996       December 31, 1995
                     ---------------------    ---------------------
Lines of  Credit     $ 3,575,130     21.5%    $ 7,213,084     49.3%
Notes Payable 1        8,756,623     52.5%      2,417,590     16.5%
Mortgages Payable        353,002      2.1%      1,004,290      6.9%
Subordinated Debt      3,990,000     23.9%      3,990,000     27.3%
                     -----------    -----     -----------    -----
Total Debt           $16,674,755    100.0%    $14,624,964    100.0%
                     ===========    =====     ===========    =====

------------------------------------
1 Notes payable include the Diversified Business Credit, Inc. real estate line of credit in the amounts of $1,392,403 and $314,030 as of September 30, 1996 and December 31, 1995, respectively.

The balance of notes payable was $8,756,623 and $2,417,590 as of September 30, 1996 and December 31, 1995, respectively. The large increase in the balance of notes payable was attributable to the issuance of notes payable of $5,613,167 in connection with the sale of contract and mortgages receivable which was recorded as a financing transaction and to increased financing to acquire inventory. Proceeds received were used to pay down the Lines of Credit with Diversified Business Credit, Inc.

As of September 30, 1996 contracts and mortgages receivable outstanding were approximately $7.5 million compared to $8.0 million as of December 31, 1995. This decrease is in part due to the sale of $783,813 of mortgages receivable. The decline in the portfolio is also due to a decrease in the number of customers electing to use the Company's financing program. Cash sales for the first nine months in 1996 and 1995, as a percentage of total sales, were 81.1% and 73.6%, respectively.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1996 and into 1997.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
        Not applicable

Item 2. Changes in Securities
        Not applicable

Item 3. Defaults in Senior Securities
        Not applicable

Item 4. Other Information
        Not applicable

Item 5. Exhibits and Reports on From 8-K

         (a) Exhibits.
                  Exhibit 27 - Financial Data Schedule for SEC use.

         (b) Reports on Form 8-K.
                  No reports on Form 8-K were filed during the quarter covered by this report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Taylor Investment Corporation
                                 -----------------------------------------------
                                 (Registrant)



Dated:  November 11, 1996        /S/ Philip C. Taylor
                                 -----------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  November 11, 1996        /S/ Joel D. Kaul
                                 -----------------------------------------------
                                 Joel D. Kaul
                                 Chief Financial Officer
                                 (principal financial and accounting officer)