Form 10KSB40
period 1996-12-31
TAYLOR INVESTMENT CORP /MN/
filed 1997-03-28
CIK 934373

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB40
(Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1996

               TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 33-87024C

                          TAYLOR INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

             Minnesota                                  41-1373372
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

              43 Main Street S.E., Suite 506, Minneapolis, MN 55414
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (612)331-6929

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes _X_      No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $22,257,104

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                        $988,113 as of December 31, 1996

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 488,884 shares as of December 31, 1996

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of certain exhibits hereto are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

       Transitional Small Business Disclosure Format (check one): Yes___ No_X_


                                TABLE OF CONTENTS

                                     PART I
ITEM 1.    BUSINESS............................................................1

           General.............................................................1

           Principal Business..................................................1

           Competition.........................................................3

           Regulation..........................................................3

           Employees...........................................................4

ITEM 2.    PROPERTIES..........................................................4

ITEM 3.    LEGAL PROCEEDINGS...................................................4

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................4

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............4

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...............................................4

ITEM 7.    FINANCIAL STATEMENTS...............................................13

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................26

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................26

ITEM 10.   EXECUTIVE COMPENSATION.............................................28

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.........................................................29

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................30

SIGNATURES ...................................................................31


                                     PART I
ITEM 1.      BUSINESS

             GENERAL

             Taylor Investment Corporation was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land, principally lakeshore property and river frontage within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, and Georgia. Taylor subdivides these tracts into lots and markets them through its Four Seasons Realty sales offices for use as vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically range from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots which it sells, but has contracted for the construction of homes on an isolated basis. In 1995, the Company formed a construction subsidiary, Four Seasons Builders, Inc., to expand their share of the construction marketplace. The Company believes it is the largest developer of waterfront properties for the construction of primary and second homes in Minnesota and Wisconsin and is not aware of any other major developer in its market.

             To simplify and facilitate the purchasing process for its customers, the Company offers qualified customers loans collateralized by mortgages on the lots. Customers desiring financing must submit credit applications to the Sales and Marketing Department which then has a credit analysis completed on such customers to determine their creditworthiness. Depending on the results of this analysis, the Sales and Marketing Department approves or disapproves the loan or submits the information to the Finance and Accounting Department for further analysis. The number of lot purchases financed with Company-originated mortgage loans depends on the availability and terms of alternative sources of credit to the customer.

             The Company believes it must position itself to take advantage of the current and expected future demand for waterfront properties for building primary and secondary homes for use as vacation retreats, retirement residences or investment. The Company's strategy to expand its marketplace includes plans to increase its levels of inventory, expand its Sales and Marketing staff, as well as increase the number of Acquisitions and Development personnel. The Company has been implementing this strategy over the past several years, as reflected in its increased level of inventory and employees. The Company increased its inventory to $14.1 million at December 31, 1996 from $11.3 million at December 31, 1995. The Company also increased its staff of acquisition and development personnel to 37 as of December 31, 1996 from 31 in 1995. The acquisition and development staff was increased to decrease the development time of projects and increase the amount of product available for sale.

             The Company opened a new Four Seasons Realty office in Jasper, Georgia, in February, 1996. This new office focuses on inventory in the mountains of Northern Georgia.

             PRINCIPAL BUSINESS

             Taylor's operations are organized into four primary departments:
             Acquisitions, Development, Sales and Marketing, and Finance and Accounting.

             ACQUISITIONS - To locate potential quality lakefront, river front, and wooded properties for purchase, development, and sale, Taylor's Acquisition Department reviews plat maps for the areas served by its sales offices and identifies undeveloped tracts of land, principally lakeshore property and river frontage. The Acquisitions Department then obtains additional information regarding the property and any adjacent lakes or rivers from such sources as topographical maps and reports from the Department of Natural Resources. Other due diligence activities conducted to determine the suitability of the property for purchase by the Company may include studies of local maps and development ordinances, reviews of zoning regulations, soil testing, water testing, trees and foliage typing, a study of local road access, and a consideration of potential lot layout. The Acquisitions Department also estimates the costs of development. If the results of these studies and estimates are favorable, an offer is made for the property in accordance with established pricing guidelines developed by the Company based on its past experience. Negotiations then typically commence and, if possible, a purchase agreement is entered into. The Company's obligations under a purchase agreement are generally conditioned upon Taylor obtaining the necessary plat approval from the local governmental authority. Negotiations may take as long as a year before a purchase agreement can be concluded.

             DEVELOPMENT - After purchase negotiations are completed, the Company's Development Department is responsible for obtaining regulatory approval for the planned development. This process typically involves determining the layout of lots, or platting the property, attending public hearings, and conducting on-site inspections with governmental and regulatory personnel. To date, the Development Department has typically been successful in obtaining the necessary regulatory and governmental approvals; however, there can be no assurance that any particular transaction will be approved and ultimately consummated. The Development Department also works with a title insurance company in obtaining title abstracts, ordering title insurance, and preparing other facets of the acquisition for closing. After closing, the property is physically developed using road contractors, surveyors, and Company work crews. Lots are platted to maximize their attractiveness, privacy, and road and water access, taking into account view corridors and the layout of trees on the lot. Roads are installed, the property is prepared to receive telephone and electrical service, trails are cut, underbrush is removed, shorelines are cleared, and the property is otherwise prepared for marketing and sales to the buying public. The Company then assigns prices to each lot based on market prices for similar properties in the area. These sales prices generally range from $20,000 - $45,000 per lot.

             SALES AND MARKETING - Taylor's strategy is to purchase and develop high quality lakeshore, river frontage and wooded acreage and then market the lots to residents of metropolitan areas. Most properties developed by the Company are within reasonable driving distances of major metropolitan areas, such as Minneapolis and St. Paul, Minnesota, Chicago, Illinois, and Atlanta, Georgia. The Company's lots are targeted toward buyers who desire property with many attractive features on which to build primary and second homes for use as vacation retreats, retirement residences, or investments. The primary purchasers of the Company's vacation properties are individuals ranging from 30 to 60 years old. The Company's strategy for remaining competitive in this market involves building on its reputation of offering quality properties; using its own regional sales offices and personnel, which offer more control over the sales and marketing process and better access to the buyers than using independent sales offices and agents; offering "on-the-spot" financing for qualified purchasers; and offering properties with many appealing features, such as trails, water access, and attractive shorelines.

             The Company's sales and marketing activities are conducted principally through its Four Seasons Realty subsidiaries in Minnesota, Wisconsin and Georgia. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general location to the developed properties. The Company's five existing Four Seasons Realty regional sales offices are located near Brainerd, Minnesota, and Spooner, Minocqua, Stevens Point, Wisconsin, and Jasper, Georgia. The Company typically acquires land near these offices, and the agents in these offices sell only properties owned by Taylor. The Company advertises in major metropolitan newspapers and other publications and participates in home and garden, outdoors, and sports shows, to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

             In September 1995, the Company formed Four Seasons Builders, Inc., a subsidiary engaged in the cabin construction business, in which it subcontracts for the construction of structures on property owned by the Company. The Company discontinued its previous agreement with an outside builder due to cost savings realized by using subcontractors. The primary focus of Four Seasons Builders, Inc. is to construct quality cabins and homes, which ultimately leads to the sale of additional lots.

             FINANCE AND ACCOUNTING - The Finance and Accounting Department is responsible for maintaining records of account for each project developed by the Company and managing the Company's trade receivables and payables and mortgages receivable. This department prepares management information reports, prepares and services mortgage loans extended to lot purchasers, projects cash flow and capital needs for acquisition and lending activities, and performs collection activities.

             The Company regularly offers financing for the purchase of its properties. Upon execution of a purchase agreement, a customer may submit an application for credit, which, combined with a credit report from a credit rating agency, is given to the Sales Manager for approval. Applications from customers who have experienced credit problems in the past are submitted to the Chief Financial Officer for ultimate approval or rejection. Approved customers execute notes secured by first mortgages on the lots purchased.

             COMPETITION

             The Company operates in a highly competitive environment. It competes with other real estate development companies and real estate brokers in developing and selling its properties. In addition, and to a lesser extent, it competes with banks and other financial institutions and with several private companies and individual lenders in making mortgage loans. Competitive factors in the market for developed lots for vacation retreats, retirement residences, and investment include the ability to acquire quality inventory and the size and quality of the sales force. The principal competitive factor in the mortgage loan market is the ability to offer favorable terms, including interest rates. The Company believes that it competes successfully in its market because of the quality of its product, the size of its acquisition capability (which enables it to purchase large tracts at more favorable prices than smaller industry participants), its dedicated sales staff, its reputation, and its financial strength. Management believes that the Company's ability to facilitate and simplify purchases by offering competitive financing to qualified lot purchasers offers another competitive advantage.

             REGULATION

             The Company's sales personnel, consisting primarily of those based in its Four Seasons Realty sales offices, must be registered as real estate brokers and maintain such registration with the Minnesota Department of Commerce and the Wisconsin Department of Registration and Licensing. Minnesota requires registration of subdivisions containing more than ten lots. The Minnesota Department of Commerce granted a waiver of the Registration and in its stead requires notification of the sale of any subdivision containing more than ten lots which will be offered to Minnesota residents. No registration is required in Wisconsin or Georgia. In addition, the development of properties requires compliance with state and local zoning laws and regulations and local laws and ordinances regarding such matters as the size of lots, the construction of roads, and the amount of setback required from roads and bodies of water.

             The Company is subject to the Interstate Land Sales Full Disclosure Act, which requires registration with the Department of Housing and Urban Development of any project which consists of 100 or more lots. The Company has received a Multiple Site Subdivision Exemption from the Department of Housing and Urban Development allowing it to sell projects consisting of no more than 99 lots in any given non-contiguous site without registration.

             The Company is also subject to consumer protection laws, such as the Truth in Lending Act, in connection with its mortgage lending activities.

             EMPLOYEES

             As of December 31, 1996, the Company has 103 full-time and 13 part-time employees. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.

ITEM 2.      PROPERTIES

             The Company leases its administrative office located at 43 Main Street SE, Suite 506, in Minneapolis, Minnesota, consisting of 3,276 square feet in an office/residential complex. The lease expires March 31, 1999.

             The Company leases regional sales, acquisition and development offices at various locations in Minnesota, Wisconsin and Georgia. These offices typically range from 1,000 to 2,500 square feet and are leased on terms ranging from month-to-month to three years.

             Management believes that these facilities provide sufficient space to support its current activities, and that additional space will be available in the future as needed.

ITEM 3.      LEGAL PROCEEDINGS

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 488,884 shares were outstanding and held of record by 19 stockholders as of December 31, 1996. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and nonassessable. The Credit Agreement with DBCI contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash dividends. Dividends declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

             OVERVIEW

             LAND AND STRUCTURE SALES - The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land, principally lakeshore property and river frontage. Taylor identifies, acquires and develops raw land inventory through its Acquisition and Development departments. Financing for the acquisition and development of real estate is provided primarily by a network of financial institutions located in proximity to the Company's properties as well as by Diversified Business Credit, Inc. ("DBCI") through an asset-based credit facility (the "Credit Agreement"). On average, between 60% and 75% of the purchase price of the acquired property is financed with loans from financial institutions which are secured by mortgages on the acquired property. In addition, property sellers may also agree to provide financing for up to 70% of the purchase price.

             The Company records its inventory which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development and improvement of the land. Taylor currently attempts to maintain its inventory at a level which, at any time, will meet its sales goals for at least the next twelve months. Inventory balances were $14.1 million and $11.3 million as of December 31, 1996, and 1995, respectively.

             Through Four Seasons Builders, Inc., the Company contracts for the construction of shell homes, on its Four Season's lots, which structures are eventually sold. The Company plans to have 3-4 cabins in inventory, at all times, for each Four Seasons office. Structure sales also include the proceeds from the sale of condominiums at the Laurentian Resort, and proceeds from the sale of townhomes in the Company's Alexandria, Minnesota project. The construction of condominiums and townhomes are subcontracted through independent builders.

             Revenues from the sale of developed lots, shell homes, townhomes and condominiums are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

             An environment of increased interest rates may adversely affect the Company's ability to successfully market and sell its properties.

             OTHER REVENUES - Other revenues consist primarily of interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 10.9% to 14.5% depending principally on the amount of the down payment. Company-financed sales were 25.9% and 44.0% of sales for the years ended December 31, 1996, and 1995, respectively. The decrease in purchases financed by the Company is due to an increase in lower rate financing available to customers from sources outside of the Company. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 12.5%, and 12.7% as of December 31, 1996, and 1995, respectively.

             Other revenues also include the following:

             RESORT MANAGEMENT INCOME - The Company manages the Laurentian Resort in Biwabik, Minnesota through its wholly-owned subsidiary, Resort Hospitality, Inc. In this capacity, Resort Hospitality, Inc. retains a percentage of the income generated through the rental of condominiums, which have previously been sold by the Company.

             CLOSING FEE INCOME - The Company collects a documentation preparation fee and a closing fee for each sale to partially reimburse itself for title insurance costs and real estate taxes.

             COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND 1995.

             The Company reported a 39.0% increase in sales for the year ended December 31, 1996 to $20.7 million, including sales of shell homes, condominiums, townhomes and timeshare sales of $3.9 million, or 19.0% of sales. For the same period in 1995, sales were $14.9 million, including $2.1 million in sales of shell homes, condominiums and townhomes, or 14.0% of sales. This increase in sales is attributable to an increase in the amount and quality of inventory brought to market. Structure sales increased due to additional construction of shell homes.

             The following table sets forth the sales, cost of sales, and gross profit information for the years ended December 31, 1996, and 1995.

                 1996                  Land                     Structures                    Total

             Sales                 $ 16,867,334     100.0%    $  3,858,054      100.0%    $  20,725,388     100.0%
             Cost of sales            9,631,032      57.1%       3,410,321       88.4%       13,041,353      62.9%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $  7,236,302      42.9%    $    447,733       11.6%    $   7,684,035      37.1%

                 1995                  Land                     Structures                    Total

             Sales                 $ 12,842,959     100.0%    $  2,059,171      100.0%    $  14,902,130     100.0%
             Cost of sales            6,449,798      50.2%       1,250,886       60.7%        7,700,684      51.7%
                                   ------------   -------     ------------   --------     -------------   -------
             Gross profit          $  6,393,161      49.8%    $    808,285       39.3%    $   7,201,446      48.3%

             For 1996, gross profit was $7.7 million or 37.1% of sales, compared to $7.2 million or 48.3% of sales, for the same period in 1995. Gross profit margin from the sale of lots was 42.9% for 1996, and 49.8% in 1995. In 1996, gross profit margin from the sale of structures (shell homes, condominiums, and townhomes) was 11.6% while for the same period in 1995, gross profit margin from the sale of structures was 39.3%. The decrease in gross profit margin is partially due to the aggressive sales program to sell a majority of lower margin Laurentian inventory. This resulted in discounting timeshare sales prices. Land sales also contributed to the decrease in profit margin due to price discounts on slower-moving inventory.

             Other revenues of $1.5 million in 1996 increased 15.4% from $1.3 million for the same period in 1995. This increase was due to additional interest income, rental revenue, reimbursement for closing costs and tax increment financing. Interest income increased to $946,274 in 1996 from $908,740 in 1995 as a result of higher average balances of Contracts and Mortgages receivable. Rental income for the Resort Hospitality increased from $193,995 in 1995, to $211,763 in 1996, principally due to an increase in the number of units available for rental and a moderate increase in rental rates. Closing fees increased 42.6% from the prior year due to an increase in average closing costs as well as closing 661 transactions in 1996, compared to 526 in 1995. Tax increment financing income was recognized on lots previously sold of $131,523.

             Selling, general and administrative expenses for 1996 were $6.8 million or 32.9% of sales, compared to $5.8 million or 39.0% of sales, for the same period in 1995. The decrease in selling, general and administrative expense, as a percent of sales, is primarily due to fixed costs being spread over higher sales. The increase in these expenses of $1.0 million was attributable to selling related variable expenses of advertising and commissions.

             Interest expense of $1.6 million in 1996 increased by 15.3% from $1.4 million in 1995. The increase in interest expense was due to financing a higher level of inventory during 1996 as compared to 1995.

             Income tax expense for the years ended December 31, 1996 and 1995 was 43.3% and 43.5%, respectively, of income before income taxes.

             LIQUIDITY AND CAPITAL RESOURCES

             OVERVIEW - Taylor requires consistent access to capital to finance growth of its operations. Although the Company has generally operated profitably, its cash flow from operating activities alone has been, and is expected to continue to be, insufficient to fund the Company's capital needs for continued growth.

             The Company generates cash flow from operations as land inventory is sold unless the sale is financed by the Company and collections are made on its contracts and mortgages receivable. Taylor's primary use of cash flow is for funding its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amount outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the years ended December 31, 1996 and 1995:

                                                     1996            1995
             Net cash provided by (used in):
               Operating activities              $  4,610,672     $   729,898
               Investing activities                  (296,139)       (451,235)
               Financing activities                (4,135,445)       (130,805)
                                                 ------------     -----------
               Net increase in cash              $    179,088     $   147,858
                                                 ============     ===========

             Cash provided by operating activities totaled $4,610,672 in 1996 and $729,898 in 1995. Cash uses for investing and financing activities in 1996 consisted primarily of principal payments on notes, contracts, and mortgages payable of $7.8 million, the purchase of property and equipment for new a computer system and a new office of $311,099, and payments made on the line of credit of $1.2 million, that were offset by proceeds from the sale of receivables of $5.6 million. Cash uses for investing and financing activities in 1995 consisted primarily of principal payments on notes, contracts, and mortgages payable of $3.6 million, the purchase of property and equipment of $190,101, and the loan to an officer of $232,000, that were offset by net borrowings under the Credit Agreement of $767,080 and the issuance of $2,760,000 in senior subordinated notes, net of underwriters' commissions.

             FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement with DBCI, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Permanent financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of payment on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing. On average, Taylor finances between 60% and 75% of the cost of land acquisitions. As a result, the loan is usually paid in full when approximately 70% of the lots in a development are sold. Payments received by the Company on customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement with DBCI. The following table sets forth the Company's sources of financing and the amount of such financing at December 31, 1996 and 1995.

             SOURCES OF FINANCING

                                                               1996        Percentage         1995       Percentage

             Lines of Credit                               $   5,995,646        31.9%    $    7,213,084      49.3%
             Notes payable (1)                                 8,571,571        45.6          2,417,590      16.5
             Mortgages payable                                   253,781         1.3          1,004,290       6.9
             Subordinated debt                                 3,990,000        21.2          3,990,000      27.3
                                                           -------------    --------     --------------    ------
               Total debt                                  $  18,810,998       100.0%    $   14,624,964     100.0%
                                                           =============    ========     ==============    ======

             -------------------------
             (1)Notes payable include the DBCI real estate line of credit in the amounts of $1,286,347 and $314,030 as of December 31, 1996, and 1995, respectively.

             DIVERSIFIED BUSINESS CREDIT, INC. - The Company began its borrowing relationship with DBCI in 1986 and may currently borrow a total aggregate of up to $9.0 million under the Credit Agreement which includes the following five lines of credit:

             DESCRIPTION OF LINES OF CREDIT

                                                                    Balance
                                                   Amount of   Outstanding as of
                                                    Line(1)    December 31, 1996

             Mortgages and Contracts Receivable   $9,000,000    $   4,549,096
             Real Estate Mortgage                  3,500,000        1,286,347
             Project Line Credit                   1,000,000          296,550
             Interim Financing                     2,000,000        1,150,000
                                                                -------------
                                                                $   7,281,993
                                                                =============

             -------------------------
             (1)These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $9.0 million.

             The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit is at the discretion of DBCI and are based on 90% of eligible contracts receivable. Amounts borrowed under the Mortgages and Contracts Receivable line are to be used to finance the development of properties. Borrowings under this credit line bears interest at a rate equal to the greater of 1.0% over the DBCI base rate (9.25% as of December 31, 1996) or 8.0%. The DBCI base rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "Base" rate.

             The Company also may borrow up to $3,500,000 under the Real Estate line of credit based on 90% of the purchase price of the real estate plus 80% of eligible development costs. Funds obtained by the Company under the Real Estate credit line are to be used to purchase real estate pending development or sale. The Project line of credit of $1,000,000 is to be used to finance project development costs and the purchase of real estate in connection with the Laurentian Resort project at Giant's Ridge Ski Resort in northern Minnesota. The assets of the project secure this line of credit. Borrowings of up to $2,000,000 under the Interim Financing line are available to the Company at the discretion of DBCI to cover demand overages on the other lines of credit. Borrowings under the Real Estate, Project and Interim financing lines of credit bear interest at a rate equal to 1.5% over the DBCI base rate.

             All amounts borrowed by the Company under the Credit Agreement are due December 31, 1997 under an amendment to the Credit Agreement which changed the structure of the Agreement to a Committed Line. All funds advanced by the lender under the Credit Agreement are collateralized by an assignment by the Company of first mortgages, contracts for deed, security interests, or other rights or property interests acquired by the Company in connection with specific property development projects and a security interest in virtually all of the Company's assets. In addition, the Credit Agreement is personally guaranteed by the Company's President, Philip C. Taylor. The Credit Agreement also contains a number of restrictive covenants.

             NETWORK BANKS - Another recurring source of capital is a network of community banks, the majority of which Taylor has been utilizing as financing sources since the mid 1980s. These financial institutions, which are typically in proximity to the land being purchased, provide loans which are secured by a first mortgage on the land. Interest payments are made monthly and generally payments are made as the individual lots are sold. The Company's borrowings through the network of banks are shown as "Notes payable" in the table entitled "Sources of Financing."

             SELLER FINANCING - Seller financing or mortgages payable are equivalent to accounts payable that are due on sale and result from the Company's ordinary course of business. When Taylor decides to acquire a piece of land, the first source of financing it attempts to secure is financing from the seller. Seller financing typically consists of a purchase agreement evidencing the sale and outlining the terms of payment. Interest and principal payments are made on a scheduled amortization which varies by transaction, but which in no event extends beyond the sale of the property by the Company. The Company's use of seller financing is shown as "Mortgages payable" in the table entitled "Sources of Financing."

             SENIOR SUBORDINATED DEBT - In April 1994, the Company issued $1.0 million of Senior Subordinated Notes, Series 1994 pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. The proceeds were initially used to pay down existing debt. Ultimately the funds were used to acquire additional inventory. The Company issued an additional $3.0 million of Senior Subordinated Debt pursuant to a Registration Statement on Form SB-2, which became effective January 12, 1995. The proceeds of this offering were used to reduce existing debt, finance inventory, fund customer mortgage financing and open new offices during 1995.

             SALES OF CONTRACTS AND MORTGAGES RECEIVABLE - The general level of stability in its contracts and mortgages receivable portfolio has provided Taylor with the opportunity to sell portfolios of receivables to raise cash when needed and to take advantage of positive interest rate spreads. Depending on the current interest rates, the sale can be at a discount or premium to par. The typical structure involves the Company selling the rights to payment on the contracts and mortgages with recourse, and also requires a small percentage of the sales price, approximately 5%, to be "held-back," and subsequently paid to the Company as the portfolio is paid down. In order to obtain more favorable pricing, the Company may retain servicing rights or grant put options to the purchasers in connection with the receivables sold. The put options typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five year anniversary of the sale. The sale of receivables with put options is accounted for as a financing transaction in the Company's consolidated financial statements. Future sales of contracts and mortgages receivable will depend on the Company's cash needs and prevailing interest rates. During 1996, the Company closed on sales of contracts and mortgages receivable with recourse in the amount of $783,812.

             Put options were granted to three purchasers in 1991 on an initial aggregate amount of $1.4 million in contracts and mortgages receivable and in the amount of $5,613,167 in 1996. As of December 31, 1996, there were $3,916,061 in contracts and mortgages receivable outstanding with recourse, all of which had put options. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately $176,947 in 1997, $16,122 in 1998, $ 8,938 in
             1999, $15,510 in 2000 and $1,403,343 in 2001. Should all of the put
             options be exercised, the Company would use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

             The following table lists as of December 31, 1996, and 1995 the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages sold during the years ended December 31, 1996, and 1995.

                                                       1996             1995
             Contracts and mortgages receivable:
               Balance outstanding                  $9,389,611        $8,026,145
                 Amount 90 days past due               217,861           323,155
                 Percentage of Balance                   2.32%             4.03%
               Amount foreclosed during period         199,786           110,688
                 Percentage of balance                   2.13%             1.38%
             Contracts and mortgages sold              783,812               -0-
             Average portfolio term                    6 years           6 years
             Weighted average interest rate             12.50%            12.70%

             At December 31, 1996, contracts and mortgages receivable outstanding were approximately $9.4 million, had an average remaining term of approximately six years, and carried a weighted average interest rate of 12.5%. Approximately 2% of the balance was over 90 days past due. Taylor works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and Taylor receives full payment. On occasion, Taylor must cancel the contract and begin foreclosure proceedings. As of December 31, 1996, there was approximately $100,000 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $54,000 were in the process of foreclosure. Subsequent to a completed foreclosure, Taylor returns the underlying property to inventory and begins re-marketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit.

             Based on expected cash generated from operations in 1997 and the above available financing resources, management believes it has adequate sources of funds to finance its 1997 cash requirements.

             EFFECT OF INTEREST RATE ENVIRONMENT - The Company believes it can protect itself from sustained high interest rates by selling its contracts and mortgages receivable portfolio and increasing the rates it charges to customers who utilize Company financing, or by incurring fixed rate debt. Such increases in rates would, however, have an adverse impact on the Company's cost of carrying inventory. The Company believes the best defense against rising interest rates is to buy only the best property which should remain in high demand. However, sustained increases in interest rates could impact future sales levels. If demand for product was to decline for an extended period of time, the Company believes it could minimize the impact by reducing the sales price of the product to stimulate sales and would discontinue purchasing properties until the level of inventory more closely matched customer demand.

             SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-KSB and Form 10-QSB, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

             * Changing economic conditions, including economic downturns or recessions;

             * The ability of the company to maintain and enhance its market position relative to its competitors, realize productivity, and continue to control expenses;

             * The availability of suitable tracts of undeveloped land in proximity to the marketplace;

             * Changes in zoning and subdivision regulations;

             * The availability and cost of financing;

             * Continuity of management.


ITEM 7.      FINANCIAL STATEMENTS

             Independent Auditors' Report..................................14

             Consolidated Balance Sheets...................................15

             Consolidated Statements of Operations.........................16

             Consolidated Statements of Stockholders' Equity...............17

             Consolidated Statements of Cash Flows.........................18

             Notes to Consolidated Financial Statements....................19


INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and Subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and Subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

March 17, 1997
Minneapolis, Minnesota


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

                                                                                            1996           1995

ASSETS

INVENTORY - Principally land held for sale (Notes 1, 4, 5, and 6)                      $ 14,137,556    $ 11,255,151

CONTRACTS AND MORTGAGES RECEIVABLE (Notes 1, 2, 4, 5, 6, 8, and 12)                       9,389,611       8,026,145

INVESTMENT IN JOINT VENTURE (Note 1)                                                         50,729          53,633

OTHER ASSETS:
   Cash                                                                                     615,054         435,966
   Note receivable from officer (Note 12)                                                   250,000         250,000
   Tax increment financing receivable (Note 3)                                              702,627         735,131
   Other receivables (Note 8)                                                               257,912         196,492
   Income taxes receivable (Note 10)                                                         65,540
   Prepaid expenses                                                                         200,993         158,703
   Land, buildings, and equipment, less accumulated
     depreciation of $501,940 and $316,423, respectively (Notes 1, 4, and 5)                903,741         611,742
   Loan acquisition and debt issuance costs,
     less accumulated amortization of $136,491 and
     $67,128, respectively (Note 1)                                                         499,801         511,249
                                                                                       ------------    ------------
         Total other assets                                                               3,495,668       2,899,283
                                                                                       ------------    ------------
                                                                                       $ 27,073,564    $ 22,234,212
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT (Note 4)                                                               $  5,995,646    $  7,213,084

NOTES PAYABLE (Note 5)                                                                    8,571,571       2,417,590

CONTRACTS AND MORTGAGES PAYABLE (Note 6)                                                    253,781       1,004,290

SENIOR SUBORDINATED DEBT (Note 7)                                                         3,990,000       3,990,000

OTHER LIABILITIES:
   Accounts payable                                                                         365,746         255,705
   Accrued liabilities                                                                      470,333         551,817
   Income taxes payable (Note 10)                                                                            63,670
   Deposits on land sales and purchase agreements (Note 1)                                   67,353          39,915
                                                                                       ------------    ------------
         Total other liabilities                                                            903,432         911,107

DEFERRED INCOME TAXES (Note 10)                                                           1,593,713       1,467,851

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 4 and 7):
   Common stock, $.01 par value; 10,000,000 shares authorized;
     488,884 and 483,312 shares issued and outstanding, respectively                          4,889           4,833
   Additional paid-in capital                                                               766,650         668,841
   Retained earnings                                                                      4,993,882       4,556,616
                                                                                       ------------    ------------
         Total stockholders' equity                                                       5,765,421       5,230,290
                                                                                       ------------    ------------
                                                                                       $ 27,073,564    $ 22,234,212
                                                                                       ============    ============

See notes to consolidated financial statements.


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                        1996             1995

REVENUES:
   Sales (Note 1)                                                                  $   20,725,388   $    14,902,130
   Interest income on contracts receivable                                                946,274           908,740
   Equity in loss of 50% owned subsidiary and
     joint venture (Note 1)                                                                (2,904)          (26,181)
   Other revenue                                                                          588,346           384,637
                                                                                   --------------   ---------------
         Total revenue                                                                 22,257,104        16,169,326

COST AND EXPENSES:
   Cost of sales                                                                       13,041,353         7,700,684
   Selling, general, and administrative                                                 6,821,949         5,806,405
   Interest expense                                                                     1,581,277         1,371,591
                                                                                   --------------   ---------------
         Total costs and expenses                                                      21,444,579        14,878,680
                                                                                   --------------   ---------------

INCOME BEFORE INCOME TAXES                                                                812,525         1,290,646

PROVISION FOR INCOME TAXES (Note 10)                                                      351,975           561,145
                                                                                   --------------   ---------------

NET INCOME                                                                         $      460,550   $       729,501
                                                                                   ==============   ===============

NET INCOME PER COMMON SHARE                                                        $         0.94   $          1.51
                                                                                   ==============   ===============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                               486,100           483,312
                                                                                   ==============   ===============

See notes to consolidated financial statements.


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock            Additional
                                                  ------------             Paid-in       Retained
                                              Shares         Amount        Capital       Earnings         Total

BALANCES AT DECEMBER 31, 1994                  483,312     $     4,833   $   668,841   $  3,827,115    $  4,500,789

   Net income                                                                               729,501         729,501
                                           -----------     -----------   -----------   ------------    ------------

BALANCES AT DECEMBER 31, 1995                  483,312           4,833       668,841      4,556,616       5,230,290

   Repurchase of common stock                   (1,969)            (19)       (2,116)       (23,284)        (25,419)
   Common stock issued                           7,541              75        99,925                        100,000
   Net income                                                                               460,550         460,550
                                           -----------     -----------   -----------   ------------    ------------

BALANCES AT DECEMBER 31, 1996                  488,884     $     4,889   $   766,650   $  4,993,882    $  5,765,421
                                           ===========     ===========   ===========   ============    ============

See notes to consolidated financial statements.


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                                             1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                          $    460,550    $    729,501
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          281,565         173,211
     Loss on sale of assets                                                                   9,766           1,804
     Deferred income taxes                                                                  125,862         283,432
     Equity in loss of 50% owned subsidiary and joint venture                                 2,904          26,181
     Contracts and mortgages receivables funded                                          (5,371,211)     (4,211,942)
     Payments on contracts and mortgages receivable                                       4,007,745       3,014,866
     Contracts and mortgages receivable sold                                                783,812
     Decrease in inventory - land held for sale                                           4,512,016         780,232
     Increase in other receivables                                                          (28,916)       (339,825)
     (Increase) decrease in income tax receivable                                           (65,540)        105,654
     (Increase) decrease in prepaid expenses                                                (42,290)         47,112
     Increase in all other assets                                                           (57,916)       (202,206)
     (Decrease) increase in accounts payable, accrued liabilities,
       and income taxes payable                                                             (35,113)        309,004
     Increase in deposits on land sales and purchase agreements                              27,438          12,874
                                                                                       ------------    ------------
                                                                                          4,150,122             397
                                                                                       ------------    ------------
         Net cash provided by operating activities                                        4,610,672         729,898

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                      (311,099)       (190,101)
   Proceeds from sale of property and equipment                                              14,960           2,500
   Investment in joint venture                                                                              (31,634)
   Advance to officer                                                                                      (232,000)
                                                                                       ------------    ------------
         Net cash used in investing activities                                             (296,139)       (451,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings on lines of credit                                          (1,217,438)        767,080
   Proceeds from notes payable (Note 2)                                                   4,829,355
   Proceeds from issuance of senior subordinated debt                                                     2,760,000
   Repayment of notes, contracts, and mortgage payables                                  (7,821,943)     (3,647,885)
   Issuance of common stock                                                                 100,000
   Retirement of common stock                                                               (25,419)
   Payment of senior subordinated debt                                                                      (10,000)
                                                                                       ------------    ------------
         Net cash used in financing activities                                           (4,135,445)       (130,805)
                                                                                       -------------   ------------

INCREASE IN CASH                                                                            179,088         147,858

CASH AT BEGINNING OF YEAR                                                                   435,966         288,108
                                                                                       ------------    ------------

CASH AT END OF YEAR                                                                    $    615,054    $    435,966
                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $  1,589,577    $  1,361,630
                                                                                       ============    ============
     Income taxes                                                                      $    389,300    $    250,000
                                                                                       ============    ============
   Noncash financing activity - inventory and equipment
     purchased with notes and contracts payable                                        $  7,612,248    $  3,550,984
                                                                                       ============    ============
   Noncash financing activity - debt issuance costs paid from
     senior subordinated debt proceeds                                                 $         -     $    240,000
                                                                                       ============    ============

See notes to consolidated financial statements.


TAYLOR INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996 AND 1995

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), Laurentian Development Corporation, Kinkaid Development Corporation, and Four Seasons Builders, Inc. (FSB). FSM and FSW are engaged in the sale of recreational property while Laurentian Development Corporation and Kinkaid Development Corporation are engaged in both the development and sale of recreational property. FSB was formed in 1995 and subcontracts for the construction of residential and recreational homes on property owned by the Company. The Company also owns 100% of T.I. Financial, Inc. and Four Seasons Realty of Michigan, Inc., which were inactive in 1996 and 1995.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        INVENTORY - PRINCIPALLY LAND HELD FOR SALE - Land held for sale is recorded at the purchase price plus amounts expended for development and improvement of the land but not at a price more than its net realizable value. Recreational property, which was sold and subsequently repossessed under the terms of a defaulted sales contract, is recorded at the lower of the remaining unpaid contract balance or the net realizable value of the property. The Company has a valuation allowance of $19,000 and $0 recorded at December 31, 1996 and 1995, respectively, to reduce certain inventory to net realizable value.

        Total costs of a development are allocated to individual lots on the basis of the estimated selling price of each lot as a percentage of the total estimated gross selling price of the entire development. In addition, development costs are allocated to individual lots for the purpose of recording cost of sales.

        Four units of a six-unit building that are currently being sold as timeshare properties are included in inventory at December 31, 1996. The Company allocates costs of the timeshare properties on the basis of the selling price of each unit as a percentage of the total estimated gross selling price of all units. The Company has sold approximately 65% of all timeshare properties included in the development. The total remaining cost basis included in inventory at December 31, 1996 was approximately $276,000.

        LAND, BUILDINGS AND EQUIPMENT - Depreciation of building and equipment is computed principally using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, based on their estimated useful lives, which range from three to thirty years.

        Land, buildings and equipment consist of the following at December 31:

                                                    1996              1995

        Land                                  $       19,304    $       27,885
        Buildings and improvements                    79,749           189,185
        Equipment                                  1,306,628           711,095
                                              --------------    --------------
                                                   1,405,681           928,165
        Less accumulated depreciation                501,940           316,423
                                              --------------    --------------
                                              $      903,741    $      611,742
                                              ==============    ==============

        LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

        REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment, principal, and interest paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During 1996 and 1995, down payments on sales financed by the Company averaged approximately 15% and 17% of the sale price, respectively.

        EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year.

        INVESTMENT IN JOINT VENTURE - The Company owns 50% of a limited liability corporation which was formed to acquire and develop specific plots of land. The Company accounts for its investment in the limited liability corporation using the equity method of accounting.

        ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
        Actual results could differ from those estimates.

       EFFECT OF INTEREST RATE ENVIRONMENT - The Company protects itself from sustained high interest rates by selling its contracts and mortgages receivable portfolio and increasing the rates it charges to customers who utilize Company financing, or by incurring fixed rate debt. Such increases in rates would, however, have an adverse impact on the Company's cost of carrying inventory. The Company believes the best defense against rising interest rates is to buy only the best property which should remain in high demand. Sustained increases in interest rates could impact future sales levels, however, if demand for product was to decline for an extended period of time, the Company could minimize the impact by reducing the sales price of the product to stimulate sales and would discontinue purchasing properties until the level of inventory more closely matched customer demand.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgage receivables, note receivable from officer, lines of credit, notes payable, and contracts and mortgages payable are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments. The fair value of the Senior Subordinated Debt is estimated to be $4,029,000 and $4,017,000 at December 31, 1996 and 1995, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which became effective for the Company's financial statements in 1996. The Company has determined that the carrying amounts of all its long-lived assets and identifiable intangibles at December 31, 1996 are recoverable through expected future cash flows from the use of those assets.

        STOCK OPTIONS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which became effective for the Company's financial statements in 1996. The statement establishes financial accounting and reporting standards for stock-based employee compensation. At December 31, 1996, the Company had no stock-based employee compensation programs that are subject to SFAS No. 123 reporting requirements.

2.      CONTRACTS AND MORTGAGES RECEIVABLE

        Contracts and mortgages receivable result from sales of land or land and cabins. Generally, the receivables are collected in monthly installments, including interest, over ten years for land sales and over five years for land and property structure sales. The Company also has certain mortgage receivables which are amortized over eight years for land sales and ten years for property structure sales, with a balloon payment for the remaining unpaid principal at the end of four years. At December 31, 1996, the weighted average maturity of contracts and mortgages receivable was approximately six years, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 12.5% and 12.7%, as of December 31, 1996 and 1995, respectively.

        Maturities of contracts and mortgages receivable at December 31, 1996 are as follows:

        Year ending December 31:
        1997                                                                                        $       976,185
        1998                                                                                              1,015,531
        1999                                                                                              1,007,373
        2000                                                                                              1,136,808
        2001                                                                                              1,379,438
        Thereafter                                                                                        3,979,076
                                                                                                    ---------------
                                                                                                          9,494,411
        Allowance for uncollectible contracts and mortgages receivable                                     (104,800)
                                                                                                    ---------------
                                                                                                    $     9,389,611
                                                                                                    ===============


3.      TAX INCREMENT FINANCING RECEIVABLES

        Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables upon the sale of the developed property or upon the completion of the structure by the owner. Amounts receivable under these agreements are $702,627 and $735,131 at December 31, 1996 and 1995 respectively. Maturities of these receivables at December 31, 1996 are as follows:

        Year ending December 31:
        1997                                          $        72,614
        1998                                                   88,540
        1999                                                   96,125
        2000                                                  103,282
        2001                                                  111,166
        Thereafter                                            935,313
                                                      ---------------
                                                            1,407,040
        Less imputed interest                                (704,413)
                                                      ---------------
        Net receivable                                $       702,627
                                                      ===============

4.       LINES OF CREDIT

        The Company has a credit agreement with Diversified Business Credit Inc.
        (DBCI) which provides for total borrowings of up to $9,000,000 at the discretion of DBCI and is due December 31, 1997. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by virtually all of the Company's assets, and are guaranteed by the President of the Company. The credit agreement contains certain restrictive covenants, including such items as maintenance of minimum net worth (as defined), limitation of capital expenditures, and limitation of payment of dividends. The Company was in compliance with the financial covenants of the credit agreement at December 31, 1996 and 1995.

        At December 31, 1996 and 1995, the Company had borrowings outstanding of $4,549,096 and $4,833,538, respectively, under a line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $3,500,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 90% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 1996 and 1995, the Company had borrowings of $1,286,347 and $314,030, respectively, which are included in real estate notes payable (see note 5). Borrowings under the line of credit bear interest at the greater of 8% or the DBCI "base" rate plus 1.0% (9.25% and 10.0% at December 31, 1996 and 1995, respectively) and the greater of 8% or the DBCI "base" rate plus 1.5% on the real estate loan facility. The "base" rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "base" rate. At December 31, 1996 the Company has unused availability of $526,737 under the credit agreements and real estate loan facility.

        Also, under the credit agreement, the Company has a $1,000,000 line with DBCI to support financing of a major project. Borrowings under the project line bear interest at the DBCI "base" rate plus 1.5% (9.75% and 10.5% at December 31, 1996 and 1995, respectively). Borrowings under the project line outstanding at December 31, 1996 and 1995 were $296,550 and $679,546, respectively and are secured by a mortgage on the major project.

        The credit agreement also provides the Company an overline up to $2,000,000 at the discretion of the lendor. Borrowings under the overline facility at December 31, 1996 and 1995 were $1,150,000 and $1,700,000, respectively. Borrowings bear interest at the DBCI "base" rate plus 1.5% (9.75% and 10.5% at December 31, 1996 and 1995, respectively).

5.      NOTES PAYABLE

        Notes payable consisted of the following at December 31:

                                                                                         1996             1995

        Fixed rate notes payable, due through 2002 at
          various rates of interest ranging from 6.25% to 12%                       $   5,426,136    $    1,171,292
        Real estate notes payable, due through 1998
          at various rates of interest ranging from prime to
          prime plus 3.5%                                                               3,145,435         1,246,298
                                                                                    -------------    --------------
                                                                                    $   8,571,571    $    2,417,590
                                                                                    =============    ==============

        At December 31, 1996, notes payable were secured by certain land held for sale, contracts and mortgages receivable, and equipment. The notes payable are personally guaranteed by the president of the Company.

        Maturity requirements on notes payable at December 31, 1996 are follows:

        Years ending December 31:

        1997                                             $     3,638,822
        1998                                                   2,097,783
        1999                                                     592,196
        2000                                                     663,924
        2001                                                     429,206
        Thereafter                                             1,149,640
                                                         ---------------
                                                         $     8,571,571
                                                         ===============

6.      CONTRACTS AND MORTGAGES PAYABLE

        The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 1996, the agreements provide for interest rates from 6% to 15.7% and maturity dates through 1999. The contracts and mortgages payable are secured by land held for sale and land which has been sold and the related contracts receivable.

        Maturity requirements on the contracts and mortgages payable at December 31, 1996 are as follows:

        Years ending December 31:
        1997                                              $      115,496
        1998                                                      69,248
        1999                                                      69,037
                                                          --------------
                                                          $      253,781
                                                          ==============

7.      SENIOR SUBORDINATED DEBT

        The Company has $990,000 in senior subordinated notes outstanding which bear interest at 8% to 10% and are unsecured. In addition, the Company has $3,000,000 of senior subordinated debt which bears interest at 11% to 12% and is unsecured. At December 31, 1996, principal maturities of senior subordinated debt is as follows:

        Years ending December 31:
        1998                                          $      158,000
        1999                                                 152,000
        2000                                                 166,000
        2001                                                 780,000
        Thereafter                                         2,734,000
                                                      --------------
                                                      $    3,990,000
                                                      ==============

8.      COMMITMENTS AND CONTINGENCIES

        The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under the contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. At December 31, 1996 and 1995, the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $3,916,000 and $460,000, respectively. At December 31, 1996 and 1995, the Company had a holdback receivable of approximately $9,000 and $13,000, respectively, recorded as other receivables, resulting from the sale of contracts prior to 1996. During 1996, the Company closed on sales of contracts and mortgages receivable in the amount of $783,812.

9.      OPERATING LEASES

        The Company has entered into noncancelable leases for office space. Estimated payments under these lease agreements at December 31, 1996 are approximately as follows:

        Years ending December 31:
        1997                                      $      115,000
        1998                                              70,000
        1999                                              11,000
                                                  --------------
                                                  $      196,000
                                                  ==============

        Total rental expense for all operating leases was approximately $193,000 and $166,000 for the years ended December 31, 1996 and 1995, respectively.

10.     INCOME TAXES

        The following summarizes the provisions for income taxes for the years ended December 31:

                                                    1996             1995

        Current:
          Federal                               $    171,841     $    205,712
          State                                       54,272           72,001
                                                ------------     ------------
              Total current                          226,113          277,713

        Deferred:
          Federal                                     95,960          258,490
          State                                       29,902           24,942
                                                ------------     ------------
              Total deferred                         125,862          283,432
                                                ------------     ------------
                                                $    351,975     $    561,145
                                                ============     ============

        Sales of real estate are reported on the installment basis for income tax purposes. For financial statement purposes, sales are reported, in total, when proceeds exceed 10% of the sale price. Deferred income taxes are provided for this difference along with inventory capitalization and various other temporary differences. The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1996 and 1995 are as follows:

                                                                                       1996
                                                                 --------------------------------------------------
                                                                             Deferred Tax
                                                                       ------------------------
                                                                       Asset          Liability           Total

        Inventory capitalization                                 $        87,639                    $        87,639
        Allowance reserves                                                65,356                             65,356
        Installment sales                                                          $   (1,713,395)       (1,713,395)
        Other                                                                             (33,313)          (33,313)
                                                                 ---------------   ---------------  ----------------
                                                                 $       152,995   $   (1,746,708)  $    (1,593,713)
                                                                 ===============   ===============  ================

                                                                                       1995
                                                                 --------------------------------------------------
                                                                            Deferred Tax
                                                                       ------------------------
                                                                       Asset          Liability           Total

        Inventory capitalization                                 $       116,968                    $       116,968
        Allowance reserves                                                52,115                             52,115
        Installment sales                                                          $   (1,609,344)       (1,609,344)
        Other                                                              3,392          (30,982)          (27,590)
                                                                 ---------------   --------------   ---------------
                                                                 $       172,475   $   (1,640,326)  $    (1,467,851)
                                                                 ===============   ==============   ===============

        The provisions for income taxes differ from the amounts computed by applying the federal statutory rate to income before income taxes for the years ended December 31, as follows:

                                                                                          1996            1995

        Computed income tax expense at federal
          statutory rate                                                             $     284,382   $      451,726
        State income taxes, net of federal income tax
          benefit                                                                           53,099           63,982
        Graduated income tax rates                                                          (8,125)         (12,906)
        Change in tax rate applicable to cumulative temporary differences                                    44,909
        Other                                                                               22,619           13,434
                                                                                     -------------   --------------
                                                                                     $     351,975   $      561,145
                                                                                     =============   ==============

11.     EMPLOYEE 401(k) PLAN

        The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $80,000 and $61,000 for the years ended December 31, 1996 and 1995, respectively.

12.     TRANSACTIONS WITH OFFICER AND EMPLOYEES

        At December 31, 1996 and 1995, the Company had a note receivable of $250,000 from an officer of the Company. The note accrues interest at 9.75% and is due on demand or by August 31, 1998. Included in contracts and mortgages receivable at December 31, 1996 and 1995 are contracts receivable from employees of the Company in the amount of $15,014 and $49,690, respectively. During the years ended December 31, 1996 and 1995, the Company had sales to officers and employees of approximately $16,600 and $62,000 respectively.


ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             No changes in or disagreements with accountants have occurred within the two-year period ended December 31, 1996.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             EXECUTIVE OFFICERS AND DIRECTORS

             The Company's executive officers and directors and their ages and positions with the Company as follows:

                   Name             Age           Positions with Company

             Philip C. Taylor       45      President, Chairman of the Board,
                                               Secretary and Treasurer
             Joel D. Kaul           37      Vice President and Chief Operating
             Officer
             Mark E. Ties           31      Chief Financial Officer
             Linda J. Rieman        47      Vice President and Controller
             W. John Driscoll       68      Director
             John H. Hooley         45      Director
             Charles J. McElroy     42      Director
             William R. Sieben      44      Director

             PHILIP C. TAYLOR is the founder, President, Chairman of the Board and majority shareholder of the Company. Mr. Taylor has been actively involved in real estate investment and development for over 20 years. Since 1979, management of the Company has been his full-time occupation. Mr. Taylor graduated in 1973 from the College of St. Thomas, St. Paul, Minnesota, with a Bachelor of Arts degree in Economics. In 1978, Mr. Taylor received his Juris Doctorate degree from William Mitchell College of Law, St. Paul, Minnesota. Mr. Taylor has been Chairman, President, Secretary, and Treasurer since the Company's formation.

             JOEL D. KAUL is Vice President and Chief Financial officer. Mr. Kaul joined the Company in June 1995 and has over 10 years of experience in the real estate finance industry. From 1989-1995, Mr. Kaul served as senior asset manager for Dain Corporation. In this capacity, Mr. Kaul directed a staff of fifteen people in the management of a $300 million national real estate portfolio. Prior to joining Dain Corporation, Mr. Kaul spent four years employed as a CPA with Ernst and Young and Coopers and Lybrand. Mr. Kaul also served as the Chief Financial Officer for a Minnesota based developer for four years. Mr. Kaul graduated Cum Laude in 1981 from the University of Wisconsin-LaCrosse, with a double major in finance and accounting.

             MARK E. TIES is Chief Financial Officer. Mr. Ties joined the Company in March 1997 and has over 9 years of financial management experience. From 1993 until February 1997, Mr. Ties served as Chief Financial Officer / Director of Operations, for Progressive Beauty Enterprises, Inc.. In the capacity, Mr. Ties was responsible for the management of the financial and operational activities of this $25 million regional distribution company. Prior to joining Progressive Beauty Enterprises, Inc., Mr. Ties spent three years as the Corporate Controller of MEI Salons, a $350 million service and products company. Mr. Ties also spent three years employed as a CPA with Coopers and Lybrand. He is a graduate of Mankato State University.

             LINDA J. RIEMAN is the Company's Vice President and Controller. Ms. Rieman joined the Company in June 1985 and has over 20 years of accounting experience in banking and financial services. From 1982 until May 1985, Ms. Rieman was Controller and Manager of Planning and Operations Analysis with Dart and Kraft Financial Corporation, a $200 million national vehicle leasing company. From 1977 to 1982, she was a Controller of FBS Financial, Inc. a $100 million financial services subsidiary of First Bank System, Inc. She is a graduate of the University of Wisconsin-Eau Claire.

             W. JOHN DRISCOLL has been a director of the Company since 1986. Mr. Driscoll is a director of Rock Island Company, a private investment firm which he served as Chairman of the Board from May 1993 to June 1994 and as President prior to May 1993. Mr. Driscoll also serves as a member of the board of directors of Comshare, Inc., John Nuveen & Co., Northern States Power Company, the St. Paul Companies, Inc. and Weyerhaeuser Company.

             JOHN H. HOOLEY has been a director of the Company since 1986. Mr. Hooley is President of Cub Foods, a division of Super Valu, Inc. He received a Bachelor's of Arts Degree in Economics in 1974 from St. John's University, Collegeville, Minnesota. In 1980, he received his Juris Doctorate Degree from William Mitchell College of Law, St. Paul, Minnesota.

             CHARLES J. MCELROY has been a director of the Company since 1986. Mr. McElroy is a partner with the firm of Larson, Allen, Weishair & Company, a regional certified public accounting firm. He received his Bachelor's of Arts Degree in Accounting from the College of St. Thomas, St. Paul, Minnesota, in 1976. Mr. McElroy is Mr. Philip C. Taylor's brother-in-law.

             WILLIAM R. SIEBEN has been a director of the Company since 1986. Mr. Sieben is a partner in the law firm of Schwebel, Goetz & Sieben, P.A., of Minneapolis, Minnesota. He received his Bachelor's of Arts in 1972 from St. Cloud State University and a Juris Doctorate Degree from William Mitchell College of Law in 1977. He is past President of the Minnesota Trial Lawyers Association and has written several legal publications.

             All members of the Board of Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The Company pays each of directors an annual fee of $4,500, plus reimbursement of out-of-pocket expenses.

             The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and therefore is not subject to Section 16 of the Exchange Act.


ITEM 10.     EXECUTIVE COMPENSATION

             The following table sets forth the compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1996 and 1995 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 1996 exceeded $100,000:

             SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation
                                                         ---------------------------------------------------------
                  Name and                                                                            Other Annual
             Principal Position                          Year         Salary         Bonus(1)         Compensation

             Philip C. Taylor, President                 1996        $150,000         $55,738            $4,500(2)
                                                         1995         150,000          68,450             4,500
             Joel D. Kaul, Vice President                1996         100,000          35,706                -


             -------------------------

             (1) The amount of Mr. Taylor's bonus is approved by the Board of
                 Directors and is based on a formula related to the Company's Profitability. Regarding Mr. Taylor's 1995 bonus of $68,450, the Company deferred payment of $2,549 until 1996.
             (2) Annual fee paid to Mr. Taylor for serving as a member of the
                 Company's Board of Directors.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth as of December 31, 1996, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

                                                                            Percent of
                   Name and Address of                                   Number of Shares            Outstanding
                    Beneficial Owner                                   Beneficially Owned(1)          Shares(2)

             Philip C. Taylor
               43 Main Street, SE, Suite 506
               Minneapolis, Minnesota  55414                                 387,804(3)                 80.2%
             Charles J. McElroy
               Pillsbury Center
               220 South Sixth Street
               Suite 1000
               Minneapolis, Minnesota 55402                                  120,000(4)                 24.8
             Joel D. Kaul
               2821 Overlook Lane North
               Stillwater, Minnesota  55082                                    7,541                     1.5
             John H. Hooley
               9770 Old Deer Trail
               Stillwater, Minnesota  55082                                    5,740                     1.2
             William R. Sieben
               1201 Southview Drive
               Hastings, Minnesota  55033                                      5,740                     1.2
             W. John Driscoll
               2090 First National Bank Building
               St. Paul, Minnesota  55101                                          0(5)                  *
             All executive officers and directors
               as a group (7 persons)                                        401,159(6)                 82.7

             -----------------------------
             (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.
             (2) Based on 488,884 shares of common stock outstanding at December
                 31, 1996.
             (3) Includes 132,146 shares owned by Mr. Taylor's wife, 120,000 shares held in trust for his children and 1,708 shares held by other members of his family as to which he disclaims beneficial ownership. The 120,000 shares held in trust for Mr. Taylor's children have also been included in the number of shares shown for Mr. Charles J. McElroy, the trustee.
             (4) Includes 120,000 shares held by Mr. McElroy as trustee under trusts for the benefit of Philip C. Taylor's children which have also been included in the number of shares shown for Mr. Taylor.
             (5) Does not include 35,700 shares held in a trust for which Mr.
                 Driscoll was the trustee or 7,140 shares held by Mr. Driscoll as trustee as to which Mr. Driscoll disclaims beneficial ownership.
             (6) Includes fully vested options to purchase 1,875 shares of common stock.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Employees of the Company have from time to time purchased from the Company vacation property for their personal use. In connection with such purchases, the Company has provided to such employees mortgage financing on the same or similar terms it makes available to unaffiliated customers in the ordinary course of its business. In the opinion of management, the terms of such sales and financing are no more favorable to the employee(s) than those generally made available to its customers.

             Mr. Taylor has a loan from the Company in the amount of $250,000, at December 31, 1996 and 1995. The demand promissory note bears an annual interest rate of 9.75%.

             Under the terms of the Subordinated Debt, Taylor may not, and may not permit any subsidiary to, conduct any business or enter into any transaction or series of transactions with or for the benefit of any affiliate or any subsidiary of the Company, or any holder of 5% or more of any class of capital stock of the Company, except in good faith and on terms that are, in the aggregate, no less favorable to the Company or any subsidiary, as the case may be, than those that could have been obtained in a comparable transaction on an arm's length basis from a person not an affiliate of the Company or such subsidiary.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits.

                 No.                                      Description

                 3.1 Articles of Incorporation of the Company, as amended *

                 3.2 Bylaws of the Company, as amended *

                 4.1 Form of Debenture (included as Article Two of Indenture filed as Exhibit 4.2)

                 4.2 Forms of Indenture by and between the Company and American
                     Bank National Association, as Trustee *

                10.1 Taylor Investment Corporation 1987 Nonqualified Stock
                     Option Plan *

                10.2 Office Lease Agreement between the Company and Riverplace,
                     Inc. dated February 4, 1994 *

                10.3 Redevelopment Agreement between the City of Hillsboro,
                     Illinois and the Company dated April 26, 1994 *

                10.4 Agreement for the Development of City Owned Lands between the City of Hillsboro, Illinois and the Company dated march 3, 1992 *

                10.5 Contract For Private Development between The Joint East
                     Range Economic Development Authority and Laurentian Development Authority *

                10.6 Second Contract For Private Development between The Joint
                     East Range Economic Development Authority and Laurentian Corporation Authority *

                10.7 Term Agreement for the Development of Public Lands between
                     Kinkaid-Reed's Conservancy District and Kinkaid Development Corporation *

                10.8 Credit Agreement between Diversified Business Credit, Inc.
                     and the Company dated November 18, 1986, as amended by Amendment to Credit Agreement dated June 2, 1993 *

                10.9 Security Agreement between Diversified Business Credit,
                     Inc. and the Company dated November 18, 1986 *

                10.10 Agreement between the City of Coleraine, Minnesota and the
                     Company dated September 26, 1994 *

                22.1 Subsidiaries of the Company

                27   Financial Data Schedule

             --------------------
             Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

             (a) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAYLOR INVESTMENT CORPORATION
                                       (Registrant)

Dated:   March 24, 1997                By     /S/ Philip C. Taylor
                                              ---------------------
                                       Philip C. Taylor
                                       President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                           TITLE                                        DATE
---------                                           -----                                        ----


/S/ Philip C. Taylor                                Chairman of the Board, President             March 24, 1997
--------------------------------------------        Secretary and Treasurer (Principal
Philip C. Taylor                                    Executive Officer)




/S/ W. John Driscoll                                Director                                     March 24, 1997
--------------------------------------------
W. John Driscoll



/S/ John H. Hooley                                  Director                                     March 24, 1997
--------------------------------------------
John H. Hooley



/S/ Charles J. McElroy                              Director                                     March 24, 1997
--------------------------------------------
Charles J. McElroy



/S/ William R. Sieben                               Director                                     March 24, 1997
--------------------------------------------
William R. Sieben



/S/ Linda J. Rieman                                 Vice President and Controller                March 24, 1997
--------------------------------------------        (Principal Financial and Accounting Officer)
Linda J. Rieman



/S/ Joel D. Kaul                                    Vice President and Chief                     March 24, 1997
--------------------------------------------        Operating Officer
Joel D. Kaul




INDEX TO EXHIBITS

   EXHIBIT
     NO.          DESCRIPTION                                                                           PAGE

    3.1           Articles of Incorporation of the Company, as amended ...................................*
    3.2           Bylaws of the Company, as amended ......................................................*
    4.1           Form of Debenture (included as Article Two of Indenture filed as Exhibit 4.2)
    4.2           Form of Indenture by and between the Company and American
                  Bank National Association, as Trustee...................................................*
   10.1           Taylor Investment Corporation 1987 Nonqualified Stock Option Plan.......................*
   10.2           Office Lease Agreement between the Company and
                  Riverplace, Inc. dated February 4, 1994.................................................*
   10.3           Redevelopment Agreement between the City of Hillsboro, Illinois and the Company dated April 26, 1994....................................................*
   10.4           Agreement for the Development of  City Owned Lands between
                  The City of Hillsboro, Illinois and the Company dated March 3, 1992.....................*
   10.5           Contract For Private Development between The Joint East Range
                  Economic Development Authority and Laurentian
                  Development Authority...................................................................*
   10.6           Second Contract For Private Development between The Joint
                  East Range Economic Development Authority and Laurentian
                  Corporation Authority...................................................................*
   10.7           Term Agreement for the Development of Public Lands between
                  Kinkaid-Reed's Conservancy District and Kinkaid
                  Development Corporation.................................................................*
   10.8           Credit Agreement between Diversified Business Credit, Inc. and the Company dated November 18, 1986, as amended by Amendment to Credit Agreement dated June 2, 1993..................................................*
   10.9           Security Agreement between Diversified Business Credit, Inc. and the
                  Company dated November 18, 1986.........................................................*
   10.10          Agreement between the City of Coleraine, Minnesota and the
                  Company dated September 26, 1994........................................................*
   22.1           Subsidiaries of the Company.............................................................
   27             Financial Data Schedule.................................................................

--------------------------
* Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.