Form 10QSB
period 1997-03-31
TAYLOR INVESTMENT CORP /MN/
filed 1997-05-15
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1997           Commission File Number 33-87024C
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

       Common Stock, $.01 Par Value - 484,129 shares as of March 31, 1997

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


                     PART I. FINANCIAL INFORMATION                      Page No.
                                                                        --------
Item 1.        Financial Statements:

               Consolidated Balance Sheets
               March 31, 1997 and December 31, 1996 (unaudited)........... 3

               Consolidated Statements of Operations
               Three month periods ended March 31,
               1997 and 1996 (unaudited).................................. 4

               Consolidated Statements of Stockholders' Equity (unaudited) 5

               Consolidated Statements of Cash Flows
               Three months ended March 31, 1997 and 1996 (unaudited)..... 6

               Notes to Consolidated Financial Statements (unaudited)..... 7

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............. 8

               Part II....................................................11

               Signatures.................................................12


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                                            MARCH 31, 1997   DECEMBER 31, 1996
ASSETS

INVENTORY - Principally land held for sale                                   $14,037,497        $14,137,556

CONTRACTS AND MORTGAGES RECEIVABLE                                             8,391,545          9,389,611

INVESTMENT IN JOINT VENTURE                                                       52,273             50,729

OTHER ASSETS:
   Cash                                                                          252,436            615,054
   Notes receivable from officer                                                 250,000            250,000
   Tax increment financing receivable                                            662,725            702,627
   Other receivables                                                             335,351            257,912
   Income taxes receivable                                                                           65,540
   Prepaid expenses                                                              333,040            200,993
   Land, buildings, and equipment, less accumulated depreciation of
      $561,647 and $501,940, respectively                                        901,704            903,741
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $156,722 and $136,491, respectively                        479,569            499,801
                                                                             -----------        -----------
                              Total other assets                               3,214,825          3,495,668
                                                                             -----------        -----------
                                                                             $25,696,140        $27,073,564
                                                                             ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                              $ 5,650,944        $ 5,995,646

NOTES PAYABLE                                                                  8,204,252          8,571,571

CONTRACTS AND MORTGAGES PAYABLE                                                  377,557            253,781

SENIOR SUBORDINATED DEBT                                                       3,990,000          3,990,000

OTHER LIABILITIES:
   Accounts payable                                                              270,685            365,746
   Accrued liabilities                                                           413,047            470,333
   Deposits on land sales and purchase agreements                                 96,734             67,353
                                                                             -----------        -----------
                              Total other liabilities                            780,466            903,432

DEFERRED INCOME TAXES                                                          1,316,097          1,593,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 and 488,884 shares issued and outstanding, respectively              4,841              4,889
   Additional paid-in capital                                                    724,885            766,650
   Retained earnings                                                           4,647,098          4,993,882
                                                                             -----------        -----------
                              Total stockholders' equity                       5,376,824          5,765,421
                                                                             -----------        -----------
                                                                             $25,696,140        $27,073,564
                                                                             ===========        ===========


See notes to consolidated financial statements (unaudited).


TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
-----------------------------------------------------------------------------------------

                                                                1997              1996
REVENUES:
   Sales                                                    $ 2,621,505      $ 3,763,288
   Interest income on contracts receivable                      225,632          239,660
   Equity in earnings (loss) of 50% owned joint venture           1,544           (4,638)
   Other revenue                                                106,103          119,144
                                                            -----------      -----------
                        Total revenue                         2,954,784        4,117,454

EXPENSES:
   Cost of sales                                              1,768,123        2,330,071
   Selling, general, and administrative                       1,244,246        1,554,364
   Interest expense                                             473,098          393,224
                                                            -----------      -----------
                  Total costs and expenses                    3,485,467        4,277,659


LOSS BEFORE INCOME TAX BENEFIT                                 (530,683)        (160,205)

INCOME TAX BENEFIT                                             (212,273)         (62,492)
                                                            -----------      -----------

NET LOSS                                                    $  (318,410)     $   (97,713)
                                                            ===========      ===========

NET LOSS PER COMMON SHARE                                   $     (0.66)     $     (0.20)
                                                            ===========      ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                            484,129          482,328
                                                            ===========      ===========

See notes to consolidated financial statements (unaudited).



TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------
                                                 Common Stock            Additional
                                           -----------------------         Paid-in          Retained
                                           Shares           Amount         Capital          Earnings           Total
BALANCES AT DECEMBER 31, 1996              488,884      $     4,889     $   766,650       $ 4,993,882        $5,765,421

     Repurchase of common stock             (4,755)             (48)        (41,765)          (28,374)          (70,187)
     Net loss                                                                                (318,410)         (318,410)
                                       -----------      -----------     -----------       -----------        ----------

BALANCES AT MARCH 31, 1997                 484,129      $     4,841     $   724,885       $ 4,647,098        $5,376,824
                                       ===========      ===========     ===========       ===========        ==========

See notes to consolidated financial statements (unaudited).



TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997 AND 1996
-------------------------------------------------------------------------------------------------------------------

                                                                                          1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $  (318,410)     $   (97,713)
     Adjustments to reconcile net loss to net cash provided
          by operating activities:
       Depreciation and amortization                                                       84,514           63,601
       Loss on sale of assets                                                                                1,804
       Deferred income taxes                                                             (277,616)         (62,493)
       Equity in (earnings) loss of 50% owned joint venture                                (1,544)           4,638
       Contracts and mortgages receivables funded                                        (997,443)        (652,003)
       Payments on contracts receivable                                                 1,995,509        1,306,598
       Decrease in inventory - land held for sale                                       2,045,543        2,140,608
       Increase in other receivables                                                      (37,537)        (131,675)
       Decrease (Increase) in income tax receivable                                        65,540         (178,800)
       Increase in prepaid expenses                                                      (132,047)         (89,297)
       Increase in all other assets                                                             0          (45,000)
       Decrease in accounts payable                                                       (95,061)         (76,035)
       Decrease in accrued liabilities                                                    (57,286)        (174,061)
       Increase in deposits on land sales and purchase agreements                          29,381           35,582
                                                                                      -----------      -----------
                                                                                        2,621,953        2,143,467
                                                                                      -----------      -----------
                              Net cash provided by operating activities                 2,303,543        2,045,754

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                 (62,245)        (161,924)
       Proceeds from sale of property and equipment                                                          2,500
                                                                                      -----------      -----------
                              Net cash used in investing activities                       (62,245)        (159,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                                   (344,702)      (2,030,415)
       Proceeds from notes payable                                                                       1,213,477
       Repayment of notes, contracts, and mortgage payables                            (2,189,027)        (823,827)
       Retirement of common stock                                                         (70,187)         (25,420)
                                                                                      -----------      -----------
                              Net cash used in financing activities                    (2,603,916)      (1,666,185)
                                                                                      -----------      -----------

(DECREASE) INCREASE IN CASH                                                              (362,618)         220,145

CASH AT BEGINNING OF PERIOD                                                               615,054          435,966
                                                                                      -----------      -----------

CASH AT END OF PERIOD                                                                 $   252,436      $   656,111
                                                                                      ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                                    $   465,385      $   387,491
                                                                                      ===========      ===========
          Income taxes received (paid)                                                $    65,540      $  (178,800)
                                                                                      ===========      ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                                  $ 1,945,484      $ 3,294,512
                                                                                      ===========      ===========


See notes to consolidated financial statements (unaudited).


TAYLOR INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

 1. The consolidated balance sheets as of March 31, 1997 and December 31, 1996, and the condensed consolidated statements of operation for the three month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 1997 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1996 Form 10-KSB.

     The results of operations for the interim periods are not necessarily indicative of results which will be realized for the full year.


Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1997 AND 1996.

Sales of $2,621,505, including sales of shell and turn-key homes, condominiums and townhomes, ("structures") of $396,769, for the quarter ended March 31, 1997 decreased by $1,141,783 from the same period in 1996. Land sales of $2,224,736 decreased by $486,418 from the same period in 1996, and structure sales declined by $655,365. The decline in land sales is largely attributable to severe winter weather conditions in the first quarter. Structure sales were below sales levels of one year ago due to sales at the Company's townhome development in Alexandria, Minnesota. Timeshare sales are also below sales for the same period in 1996. This is principally due to lower inventory levels in 1997 compared to 1996.

Gross profit was $853,382, or 32.6%, for the quarter ended March 31, 1997 compared to $1,433,217, or 38.1%, for the same period in 1996. The gross profit margin on land sales was 35.4% in 1997 compared to 42.6%. Gross profit margins remain at low levels due primarily to programs aimed at liquidating aged inventory, as well as the Company's aggressive efforts in pricing inventory to stimulate sales. The gross profit margins of structures for 1997 were 16.4% compared to 26.5% in 1996. The decline is attributable to fewer sales of the higher margin timeshare product.

Selling, general and administrative expenses of $1,244,245 were 47.5% of sales for the first quarter of 1997, compared to $1,554,365, or 41.3%, for the same period in 1996. The 6.2% increase in these expenses as a percent of sales is attributable to coverage of fixed charges with lower levels of sales. Fixed charges have decreased over prior years by $310,120 as a result of the Company restructuring its compensation program.

Interest expense was $473,098 and $393,224 for the quarter ended March 31, 1997 and 1996, respectively. The increase of 20.3% is due to the increase in debt incurred to finance inventory growth to $14,037,497 at March 31, 1997 from $12,134,370 at March 31, 1996.

Income tax benefit for the first three months of 1997 and 1996 was 40.0% and 39.0%, respectively. Income tax expense is based on the Company's estimated annual income tax rate which includes state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable.. The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended March 31, 1997 and 1996.


                                                     Three months ended  Three months ended
                                                        March 31, 1997     March 31, 1996
                                                         -----------         -----------
Net cash provided by (used in):
         Operating activities                            $ 2,303,543         $ 2,045,754
         Investing activities                                (62,245)           (159,424)
         Financing activities                             (2,603,916)         (1,666,185)
                                                         -----------         -----------
                  Net increase (decrease) in cash        $  (362,618)        $   220,145


Sources of financing as of March 31, 1997 and December 31, 1996 are detailed in the following table:

                              SOURCES OF FINANCING

                        March 31, 1997      Percentage  December 31, 1996    Percentage
                         -----------          ------      -----------          ------
Lines of Credit          $ 5,650,944           31.0%      $ 5,995,646           31.9%
Notes Payable(1)           8,204,252           45.0         8,571,571           45.6
Mortgages Payable            377,557            2.1           253,781            1.3
Subordinated Debt          3,990,000           21.9         3,990,000           21.2
                         -----------          ------      -----------          ------
       Total Debt        $18,222,753          100.0%      $18,810,998          100.0%

--------
(1) Notes payable include the Diversified Business Credit, Inc. real estate line of credit in the amounts of $1,200,620 and $1,286,347 as of March 31, 1997 and
December 31, 1996, respectively.


The balance of notes payable was $8,204,252 and $8,571,571 for March 31, 1997 and December 31, 1996, respectively. The decrease in debt is due to a nominal decline in inventory of approximately $100,000, and due to a repayment of debt from collections of notes and mortgages receivable.

As of March 31, 1997 contracts and mortgages receivable outstanding were approximately $8.4 million compared to $9.4 million as of December 31, 1996. The decrease in the portfolio is due to increased payoffs by customers whose accounts were beginning to accrue interest under the program of "no payments, no interest for 90 days."

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1997.


                           PART II. OTHER INFORMATION


Item  1.   Legal Proceedings
           Not applicable

Item  2.   Changes in Securities
           Not applicable

Item  3.   Defaults in Senior Securities
           Not applicable.

Item  4.   Submission of Matters to a vote of Security Holders
           Not applicable

Item  5.   Other Information
           Not applicable

Item  6.   Exhibits and Reports on Form 8-K

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



                                 Taylor Investment Corporation
                                 -----------------------------------------------
                                 (Registrant)


Dated:  May 14, 1997             /S/ Philip C. Taylor
                                 -----------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  May 14, 1997             /S/ Joel D. Kaul
                                 -----------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


Dated:  May 14, 1997             /S/ Mark E. Ties
                                 -----------------------------------------------
                                 Mark E. Ties
                                 Vice President and Chief Financial Officer
                                 (principal financial officer)