Form 10QSB
period 1997-06-30
TAYLOR INVESTMENT CORP /MN/
filed 1997-08-14
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1997            Commission File Number 33-87024C

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) or the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


       Common Stock, $.01 Par Value - 484,129 shares as of June 30, 1997

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


               PART I.  FINANCIAL INFORMATION                           Page No.

Item 1.        Financial Statements:

               Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996 (unaudited).................3

               Consolidated Statements of Operations
               Three and Six month periods ended June 30,
               1997 and 1996 (unaudited).......................................4

               Consolidated Statements of Cash Flows
               Six months ended June 30, 1997 and 1996 (unaudited).............5

               Notes to Consolidated Financial Statements (unaudited)..........6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operation....................7

               Part II........................................................11

               Signatures.....................................................12

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        JUNE 30,1997     DECEMBER 31, 1996
                                                                        ------------     -----------------
ASSETS
INVENTORY - Principally land held for sale                               $13,308,353        $14,137,556

CONTRACTS AND MORTGAGES RECEIVABLE                                         7,649,050          9,389,611

INVESTMENT IN JOINT VENTURE                                                   67,908             50,729

OTHER ASSETS:
   Cash                                                                      399,831            615,054
   Notes receivable from officer                                             255,354            250,000
   Tax increment financing receivable                                        670,191            702,627
   Other receivables                                                         332,507            257,912
   Income taxes receivable                                                                       65,540
   Prepaid expenses                                                          330,404            200,993
   Land, buildings, and equipment, less accumulated depreciation of
      $626,501 and $501,940, respectively                                    876,583            903,741
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $176,953 and $136,491, respectively                    459,338            499,801
                                                                         -----------        -----------
                   Total other assets                                      3,324,208          3,495,668
                                                                         -----------        -----------
                                                                         $24,349,519        $27,073,564
                                                                         ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                          $ 5,069,081        $ 5,995,646

NOTES PAYABLE                                                              7,514,234          8,571,571

CONTRACTS AND MORTGAGES PAYABLE                                              299,636            253,781

SENIOR SUBORDINATED DEBT                                                   3,990,000          3,990,000

OTHER LIABILITIES:
   Accounts payable                                                          252,348            365,746
   Accrued liabilities                                                       440,445            470,333
   Deposits on land sales and purchase agreements                             93,077             67,353
                                                                         -----------        -----------
                   Total other liabilities                                   785,870            903,432

DEFERRED INCOME TAXES                                                      1,315,431          1,593,713

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 and 488,884 shares issued and outstanding, respectively          4,841              4,889
   Additional paid-in capital                                                724,885            766,650
   Retained earnings                                                       4,645,541          4,993,882
                                                                         -----------        -----------
                   Total stockholders' equity                              5,375,267          5,765,421
                                                                         -----------        -----------
                                                                         $24,349,519        $27,073,564
                                                                         ===========        ===========


See notes to consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                          --------------------------    --------------------------
REVENUES:                                                     1997           1996           1997            1996
   Sales                                                  $ 4,185,916    $ 4,519,486    $ 6,807,421    $ 8,282,774
   Interest income on contracts receivable                    268,579        239,286        494,211        478,946
   Equity in earnings (loss) of 50% owned joint venture        15,635           (604)        17,179          4,034
   Other revenue                                               91,988        234,955        198,091        354,099
                                                          -----------    -----------    -----------    -----------
                         Total revenue                      4,562,118      4,993,123      7,516,902      9,119,853

EXPENSES:
   Cost of sales                                            2,806,812      2,507,789      4,574,935      4,837,860
   Selling, general, and administrative                     1,340,761      1,616,188      2,585,007      3,170,552
   Interest expense                                           416,768        398,987        889,866        792,211
                                                          -----------    -----------    -----------    -----------
                   Total costs and expenses                 4,564,341      4,522,964      8,049,808      8,800,623


(LOSS) BEFORE INCOME TAXES                                     (2,223)       470,159       (532,906)       319,230

INCOME TAX EXPENSE (BENEFIT)                                     (666)       204,323       (212,939)       141,831
                                                          -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                         $    (1,557)   $   265,836    $  (319,967)   $   177,399
                                                          ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER COMMON SHARES
   OUTSTANDING                                            $     (0.00)   $      0.55    $     (0.66)   $      0.37
                                                          ===========    ===========    ===========    ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                          484,129        481,343        484,129        482,328
                                                          ===========    ===========    ===========    ===========


See notes to consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                            1997           1996
                                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                  $  (319,967)    $   177,399
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:

       Depreciation and amortization                                        169,986         128,772
       Loss on sale of assets                                                                 7,237
       Deferred income taxes                                               (278,282)        (36,968)
       Equity in earnings of 50% owned joint venture                        (17,179)         (4,034)
       Contracts and mortgages receivables funded                        (1,588,799)     (1,269,595)
       Payments on contracts receivable                                   3,329,360       1,982,817
       Contracts and mortgages receivable sold                                    0         783,812
       Decrease in inventory - land held for sale                         3,841,655       1,687,129
       Increase in other receivables                                        (47,513)       (245,119)
       Decrease in income tax receivable                                     65,540               0
       Increase in prepaid expenses                                        (129,411)       (196,572)
       Increase in all other assets                                               0         (48,914)
       Decrease in accounts payable                                        (113,398)        (32,524)
       Decrease in accrued liabilities                                      (29,888)       (178,907)
       Increase in deposits on land sales and purchase agreements            25,724          58,705
                                                                        -----------     -----------
                                                                          5,227,795       2,635,839
                                                                        -----------     -----------
                   Net cash provided by operating activities              4,907,828       2,813,238

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                  (102,365)       (205,116)
       Proceeds from sale of property and equipment                               0          14,400
                                                                        -----------     -----------
                   Net cash used in investing activities                   (102,365)       (190,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                     (926,568)     (4,884,988)
       Proceeds from notes payable                                                0       5,613,167
       Repayment of notes, contracts, and mortgage payables              (4,023,930)     (3,757,254)
       Retirement of common stock                                           (70,188)        (25,420)
                                                                        -----------     -----------
                   Net cash used in financing activities                 (5,020,686)     (3,054,495)
                                                                        -----------     -----------

DECREASE IN CASH                                                           (215,223)       (431,973)

CASH AT BEGINNING OF PERIOD                                                 615,054         435,966
                                                                        -----------     -----------

CASH AT END OF PERIOD                                                   $   399,831     $     3,993
                                                                        ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          INFORMATION:

       Interest paid                                                    $   852,646     $   792,211
                                                                        ===========     ===========
       Income taxes received                                            $    68,040     $   178,800
                                                                        ===========     ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                    $ 1,284,540     $ 3,754,369
                                                                        ===========     ===========


See notes to consolidated financial statements (unaudited).


TAYLOR INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The consolidated balance sheets as of June 30, 1997 and December 31, 1996, and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at June 30, 1997 and the results of operations and cash flows for all periods presented.

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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the six months ended June 30, 1997 computed under SFAS 128 is not to be materially different than EPS computed under APB Opinion No. 15.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996.

Sales, including sales of shell and turn-key homes, condominiums and townhomes, ("structures") of $580,796, were $4,185,916 for the quarter ended June 30, 1997, compared to sales of $4,519,486 for the same period in 1996. Land sales of $3,605,120 decreased by $336,092 from the same period in 1996 and structure sales increased by $2,522. Land sales levels were below sales of a year ago due to continued inclement weather during the first part of the quarter. Unseasonably cool temperatures and rain slowed customer interest.

Gross profit was $1,379,104 or 32.9% for the quarter ended June 30, 1997 compared to $2,011,697, or 44.5% for the same period in 1996. The gross profit margin on land sales was 36.5% in 1997 compared to 47.7% in 1996. Gross profit margins remain at low levels due to continued efforts to price inventory to stimulate sales activity, as well as programs established to liquidate aged inventory. The gross profit margin of structures for 1997 was 11.1% compared to 22.6% in 1996. The decline is attributable to fewer sales of the higher margin timeshare product.

For the quarter, interest income was $29,293 higher than for the same period in 1996, due to an increase in the average balance of contracts and mortgages receivable. Other revenues of $107,623 for the second quarter of 1997 decreased from $234,351 for the same period in 1996 due to the recognition of $131,523 in income from tax increment incentives, in 1996.

Selling, general and administrative expenses of $1,340,761 were 32.0% of sales for the second quarter compared to $1,616,188, or 35.8% for the same period in 1996. The decrease is the result of continued efforts by management to control expenses. Advertising and compensation expenses declined 23.0% from the second quarter of 1996.

Interest expense was $416,768 and $398,987 for the quarter ended June 30, 1997 and 1996, respectively. The increase is due to the increase in debt incurred to provide financing to customers for property purchases. Contracts and mortgages receivable increased 17.1% to $7,649,050 from June 30, 1996.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996.

Sales for the six months ended June 30, 1997 were $6,807,421, a decrease of $1,475,353 or 17.8%, compared to the same period in 1996. Land sales of $5,829,856 decreased by $822,510 from the same period in 1996, due primarily to weather conditions throughout the first quarter and into the first half of the second quarter. Sales of structures declined $652,843, due to lower levels of condominium and townhome inventory in 1997.

Gross profit for the first six months of 1997 was $2,232,486, or 32.8%, compared to $3,444,914, or 41.6% for the same period in 1996. Gross profit from land sales was 36.1% and 45.6% for the six months ended June 30, 1997 and 1996, respectively. The decline in gross profit is principally due to continued programs to liquidate lower-margin aged inventory. Gross profit from the sale of structures declined to 13.2% in 1997 from 25.1% for the same period in 1996 due to a 71.0% reduction in sales of higher margin timeshare condominiums.

Interest income of $494,211 for the first six months of 1997 was 3.2% higher than for the same period in 1996, due to an increase in the average balance of contracts and mortgages receivable.

For the first six months of 1997, selling, general and administrative expenses were $2,585,007, or 38.0% of sales, compared to $3,170,552, or 38.3% of sales in 1996. The decline in these expenses is primarily due to the result of the Company restructuring its compensation and advertising programs.

Interest expense for the first six months of 1997 of $889,866 was 12.3% higher than for the same period in 1996. This increase was due to the increase in borrowings incurred to support increased levels of inventory as well as increased funding of mortgages receivable. Inventory was $13,308,353 and $13,174,220 as of June 30, 1997 and 1996, respectively. Contracts and mortgages receivable increased to $7,649,050 as of June 30, 1997 from $6,534,111 at June 30, 1996.

Income tax benefit for the first six months of 1997 was 40.0% of the loss before income taxes. Income tax expense was 44.4% of income before income taxes for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The Company's primary use of cash flow is for financing ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement and notes and mortgages payable. The following table sets forth the Company' net cash flows for the operations, investing and financing activities for the six months ended June 30, 1997 and 1996.

                                          Six months ended      Six months ended
                                            June 30, 1997        June 30, 1996
                                          -----------------    -----------------
Net cash provided by (used in):
    Operating activities                     $ 4,907,828          $ 2,813,238
    Investing activities                        (102,365)            (190,716)
    Financing activities                      (5,020,686)          (3,054,495)
                                             -----------          -----------
       Net decrease in cash                  $  (215,223)         $  (431,973)

The principal sources of cash flow for the first six months of 1997 and 1996 was cash received from sales of land and structures, as well as payments collected on contracts and mortgages receivable exceeding those funded during the period.

Sources of financing as of June 30, 1997 and December 31, 1996 are detailed in the following table:

                              SOURCES OF FINANCING

                         June 30, 1997     Percentage     December 31, 1996     Percentage
                         -------------     ----------     -----------------     ----------
Lines of Credit           $ 5,069,081         30.0%         $ 5,995,646           31.9%
Notes Payable(1)            7,514,234         44.5%           8,571,571           45.6%
Mortgages Payable             299,636          1.8%             253,781            1.3%
Subordinated Debt           3,990,000         23.7%           3,990,000           21.2%
                          -----------        -----          -----------          -----
Total Debt                $16,872,951        100.0%         $18,810,998          100.0%


Total debt declined $1,938,047 from December 31, 1996, due to repayment of debt from 1) collections of contracts and mortgages receivable and 2) a decline in inventory of $829,203. As of June 30, 1997, contracts and mortgages receivable were $7,649,050 compared to $9,389,611 as of December 31, 1996. The decrease in the portfolio is due to continued early payoffs by customers.




---------------------
(1) Notes payable include the Diversified Business Credit, inc. real estate line of credit in the amounts of $1,125,524 and $1,286,347 as of June 30, 1997 and December 31, 1996, respectively.

Based on expected cash generated from operations, inventory management and the above financing sources, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1997.

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



                                 Taylor Investment Corporation
                                 (Registrant)


Dated:  August 11, 1997          /S/ Philip C. Taylor
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  August 11, 1997          /S/ Joel D. Kaul
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer