Form 10QSB
period 1997-09-30
TAYLOR INVESTMENT CORP /MN/
filed 1997-11-13
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997         Commission File Number 33-87024C
---------------------------------------         --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                       41-1373372
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation organization)

                          43 Main Street SE, Suite 506
                              Minneapolis, MN 55414
                    (Address of principal executive offices)
          Issuer's telephone number, including area code: (612)331-6929



                                 Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

     Common Stock, $.01 Par Value - 484,129 shares as of September 30, 1997
     ----------------------------------------------------------------------

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


            PART I.  FINANCIAL INFORMATION                           Page No.
                                                                     --------

Item 1.     Financial Statements:

            Condensed Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996 (unaudited).............3

            Condensed Consolidated Statements of Operations
            Three and Nine month periods ended September 30,
            1997 and 1996 (unaudited)........................................4

            Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996 (unaudited)........5

            Notes to Condensed Consolidated Financial Statements (unaudited).6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operation.....................7

            Part II..........................................................11

            Signatures.......................................................12

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                                   SEPTEMBER 30, 1997  DECEMBER 31, 1996

         ASSETS

         INVENTORY - Principally land held for sale                                    $12,685,777         $14,137,556

         CONTRACTS AND MORTGAGES RECEIVABLE                                              8,166,155           9,389,611

         INVESTMENT IN JOINT VENTURE                                                        35,948              50,729

         OTHER ASSETS:
            Cash                                                                           986,221             615,054
            Notes receivable from officer                                                  260,000             250,000
            Tax increment financing receivable                                             655,777             702,627
            Other receivables                                                              149,133             257,912
            Income taxes receivable                                                                             65,540
            Prepaid expenses                                                               316,682             200,993
            Land, buildings, and equipment, less accumulated depreciation of
               $697,562 and $501,940, respectively                                         844,570             903,741
            Loan acquisition costs and debt issuance costs, less accumulated
               amortization of $197,184 and $136,491, respectively                         439,107             499,801
                                                                                       -----------         -----------
                                          Total other assets                             3,651,490           3,495,668
                                                                                       -----------         -----------
                                                                                       $24,539,370         $27,073,564
                                                                                       ===========         ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

         LINES OF CREDIT                                                               $ 5,974,037         $ 5,995,646

         NOTES PAYABLE                                                                   6,531,038           8,571,571

         CONTRACTS AND MORTGAGES PAYABLE                                                   390,428             253,781

         SENIOR SUBORDINATED DEBT                                                        3,990,000           3,990,000

         OTHER LIABILITIES:
            Accounts payable                                                               252,047             365,746
            Accrued liabilities                                                            519,567             470,333
            Deposits on land sales and purchase agreements                                 122,991              67,353
                                                                                       -----------         -----------
                                        Total other liabilities                            894,605             903,432

         DEFERRED INCOME TAXES                                                           1,452,618           1,593,713

         COMMITMENTS AND CONTINGENCIES

         STOCKHOLDERS' EQUITY:
            Common stock, $.01 par value; 10,000,000 shares authorized;
               484,129 and 488,884 shares issued and outstanding, respectively               4,841               4,889
            Additional paid-in capital                                                     724,885             766,650
            Retained earnings                                                            4,576,918           4,993,882
                                                                                       -----------         -----------
                                      Total stockholders' equity                         5,306,644           5,765,421
                                                                                       -----------         -----------
                                                                                       $24,539,370         $27,073,564
                                                                                       ===========         ===========


See notes to consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                Three months ended                Nine months ended
                                                                   September 30,                    September 30,
                                                           -----------------------------    -----------------------------
REVENUES:                                                        1997             1996            1997             1996
   Sales                                                   $  5,566,267     $  6,259,105    $ 12,373,688     $ 14,541,879
   Interest income on contracts receivable                      249,463          240,039         743,674          718,985
   Equity in earnings (loss) of 50% owned joint venture          (1,961)           9,286          15,218           13,320
   Other revenue                                                117,264          118,090         315,356          472,189
                                                           ------------     ------------    ------------     ------------
                        Total revenue                         5,931,033        6,626,520      13,447,936       15,746,373

EXPENSES:
   Cost of sales                                              3,325,604        3,925,164       7,900,539        8,763,024
   Selling, general, and administrative                       1,785,032        1,868,944       4,370,039        5,039,497
   Interest expense                                             434,502          410,606       1,324,368        1,202,816
                                                           ------------     ------------    ------------     ------------
                   Total costs and expenses                   5,545,138        6,204,714      13,594,946       15,005,337


INCOME (LOSS) BEFORE INCOME TAXES                               385,895          421,806        (147,010)         741,036

INCOME TAX EXPENSE (BENEFIT)                                    154,358          179,690         (58,581)         321,521
                                                           ------------     ------------    ------------     ------------

NET INCOME (LOSS)                                          $    231,537     $    242,116    $    (88,429)    $    419,515
                                                           ============     ============    ============     ============

NET INCOME (LOSS) PER COMMON SHARE
   OUTSTANDING                                             $       0.48     $       0.50    $      (0.18)    $       0.87
                                                           ============     ============    ============     ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                            484,129          487,736         484,129          483,490
                                                           ============     ============    ============     ============


See notes to consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 1997 AND 1996
--------------------------------------------------------------------------------


                                                                               1997            1996
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        ($88,429)    $   419,515
     Adjustments to reconcile net (loss) income to net cash provided by operating activities:
       Depreciation and amortization                                           261,278         205,852
       Loss on sale of assets                                                        0           7,237
       Deferred income taxes                                                  (141,095)         90,670
       Income in loss of 50% owned subsidiary and joint venture                (15,219)        (13,320)
       Contracts and mortgages receivables funded                           (2,719,878)     (2,749,107)
       Payments on contracts receivable                                      3,943,334       2,523,735
       Contracts and mortages receivable sold                                        0         783,812
       Decrease in inventory - land held for sale                            4,769,840       2,426,952
       Decrease (Increase) in other receivables                                145,629        (192,215)
       Decrease in income tax receivable                                        65,540            --
       Increase in prepaid expenses                                           (115,689)        (95,660)
       Increase in all other assets                                                  0         (48,915)
       (Decrease) increase in accounts payable                                (113,699)        252,189
       Increase in accrued liabilities                                          49,234           2,547
       Increase in deposits on land sales and purchase agreements               55,638          62,825
                                                                           -----------     -----------
                              Net cash provided by operating activities      6,096,484       3,676,117

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                     (141,411)       (268,500)
       Proceeds from sale of property and equipment                                  0          14,400
       Dividend from joint venture                                              30,000            --
                                                                           -----------     -----------
                              Net cash used in investing activities           (111,411)       (254,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                         (21,609)     (3,637,954)
       Proceeds from notes payable                                                   0       5,613,167
       Repayment of notes, contracts, and mortgage payables                 (5,221,949)     (5,824,906)
       Issuance of common stock                                                                100,000
       Retirement of common stock                                              (70,188)        (25,420)
       Dividends paid                                                         (300,160)           --
                                                                           -----------     -----------
                              Net cash used in financing activities         (5,613,906)     (3,775,113)
                                                                           -----------     -----------

INCREASE (DECREASE) IN CASH                                                    371,167        (353,096)

CASH AT BEGINNING OF PERIOD                                                    615,054         435,966
                                                                           -----------     -----------

CASH AT END OF PERIOD                                                      $   986,221     $    82,870
                                                                           ===========     ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                           1,327,102       1,233,159
                                                                           ===========     ===========
          Income taxes                                                          14,671         232,800
                                                                           ===========     ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                         3,317,562       5,899,485
                                                                           ===========     ===========


TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The consolidated balance sheets as of September 30, 1997 and December 31, 1996, and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at September 30, 1997 and the results of operations and cash flows for all periods presented.

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

2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which is effective for periods ending after December 15, 1997. SFAS 128 revises the standards for computing and presenting earnings per share
     (EPS). The Company will continue to apply APB Opinion No. 15 to compute the EPS through the effective date. EPS for the nine months ended September 30, 1997 computed under SFAS 128 would not be materially different than EPS computed under APB Opinion No. 15.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

Sales, including sales of shell and turn-key homes, condominiums and townhomes, ("structures") of $383,889, were $5,566,267 for the quarter ended September 30, 1997, compared to sales of $6,259,105 for the same period in 1996. Land sales of $5,182,378 increased by $285,884 from the same period in 1996 and structure sales decreased by $978,722. The increase in land sales is due to increased sales in the Jasper, Georgia office. Sales in Jasper for 1997 and 1996 were $894,855 and $479,900, respectively. The decrease in structure sales is attributable to management's decision to cut back on construction of structures. Therefore, there were fewer structures available for sale.

Gross profit was $2,240,663 or 40.3% for the quarter ended September 30, 1997 compared to $2,333,942, or 37.3% for the same period in 1996. The gross profit margin on land sales was 42.1% in 1997 compared to 46.2% in 1996. Gross profit margins remain at low levels due to continued efforts to price inventory to stimulate sales activity, as well as programs established to liquidate aged inventory. The gross profit margin of structures for the quarter ended September 30, 1997 and 1996 was 15.2% and 5.3%, respectively. The increase is attributable to the sale of shell cabins, while in the same period in 1996 management decided to reduce whole ownership inventory at the Laurentian Resort and sold seven units at discounted prices.

For the quarter ended September 30, 1997, interest income was $9,424 higher than for the same period in 1996, due to an increase in the average balance of contracts and mortgages receivable. Other revenues of $115,303 for the third quarter of 1997 decreased from $127,376 for the same period in 1996 due to a loss in the third quarter of 1997, from the joint venture.

Selling, general and administrative expenses of $1,785,032 were 32.1% of sales for the third quarter compared to $1,868,944, or 29.9% for the same period in 1996. The decrease is the result of continued efforts by management to control expenses. The increase as a percent of sales is primarily due to increased spending on advertising.

Interest expense was $434,502 and $410,606 for the quarters ended September 30, 1997 and 1996, respectively. The increase is due to the increase in debt incurred to provide financing to customers for property purchases. Contracts and mortgages receivable increased 9.4% to $8,166,155 from September 30, 1996.

Income tax expense for the quarters ended September 30, 1997 and 1996 was 39.8% and 42.6%, respectively, of the income before income taxes.


COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996.

Sales for the nine months ended September 30, 1997 were $12,373,688, a decrease of $2,168,191 or 14.9%, compared to the same period in 1996. Land sales of $11,012,233 decreased by $536,627 from the same period in 1996, due primarily to weather conditions throughout the first quarter and into the first half of the second quarter. Sales of structures declined $1,631,564, due to lower levels of condominium and townhome inventory in 1997.

Gross profit for the first nine months of 1997 was $4,473,149, or 36.2%, compared to $5,778,855, or 39.7% for the same period in 1996. Gross profit from land sales was 38.9% and 45.9% for the nine months ended September 30, 1997 and 1996, respectively. The decline in gross profit is principally due to continued programs to liquidate lower-margin aged inventory. Gross profit from the sale of structures declined to 13.8% in 1997 from 16.1% for the same period in 1996 due to a reduction in sales of higher margin timeshare condominiums.

Interest income of $743,674 for the first nine months of 1997 was 3.4% higher than for the same period in 1996, due to an increase in the average balance of contracts and mortgages receivable.

For the first nine months of 1997, selling, general and administrative expenses were $4,370,039, or 35.3% of sales, compared to $5,039,497, or 34.7% of sales in 1996. The decline in expenses is primarily due to the decline in sales.

Interest expense for the first nine months of 1997 of $1,324,368 was 10.1% higher than for the same period in 1996. This increase was due to the increase in borrowings incurred to provide funding of mortgages receivable. The average balance of contracts and mortgages receivable for September 30, 1997 and 1996 were $8,206,819 and $7,129,811, respectively.

Income tax benefit for the first nine months of 1997 was 39.8% of the loss before income taxes. Income tax expense was 43.4% of income before income taxes for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The Company's primary use of cash flow is for financing ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement and notes and mortgages payable. The following table sets forth the Company's net cash flows for the operating, investing and financing activities for the nine months ended September 30, 1997 and 1996.

                                             Nine months        Nine months
                                                ended              ended
                                             September 30,     September 30,
                                             -------------     -------------
                                                 1997              1996
                                                 ----              ----
Net cash provided by (used in):
     Operating activities                     $6,051,484       $ 3,676,117
     Investing activities                       (111,411)         (254,100)
     Financing activities                     (5,613,906)       (3,775,113)
                                              -----------      ------------
      Net increase (decrease) in cash         $  371,167       $  (353,096)

The principal sources of cash flow for the first nine months of 1997 and 1996 were cash received from sales of land and structures, as well as payments collected on contracts and mortgages receivable exceeding those funded during the period.

Sources of financing as of September 30, 1997 and December 31, 1996 are detailed in the following table:

                              SOURCES OF FINANCING


                                   September 30, 1997         Percentage       December 31, 1996          Percentage
                                   ------------------         ----------       -----------------          ----------
Lines of Credit                    $   5,974,037               35.4%             $  5,995,646               31.9%
Notes Payable (1)                      6,531,038               38.7%                8,571,571               45.6%
Mortgages Payable                        390,428                2.3%                  253,781                1.3%
Subordinated Debt                      3,990,000               23.6%                3,990,000               21.2%
                                   -------------              -----              ------------              -----
Total Debt                         $  16,885,503              100.0%             $ 18,810,998              100.0%



Total debt declined $1,925,495 from December 31, 1996, due to 1) repayment of debt from collections of contracts and mortgages receivable and 2) a decline in inventory of $1,907,318. As of September 30, 1997, contracts and mortgages receivable were $8,166,155 compared to $9,389,611 as of December 31, 1996. The decrease in the portfolio is due to continued early payoffs by customers.


--------
1 Notes payable include the Diversified Business Credit, Inc. real estate line of credit in the amounts of $1,187,668 and $1,286,347 as of September 30, 1997 and December 31, 1996, respectively.

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



                                Taylor Investment Corporation
                                -----------------------------
                                (Registrant)

Dated:  November 11, 1997       /s/ Philip C. Taylor
                                ----------------------------
                                Philip C. Taylor
                                President, Chief Executive Officer and Director
                                (principal executive officer)


Dated:  November 11, 1997       /s/ Joel D. Kaul
                                ----------------------------
                                Joel D. Kaul
                                Vice President and Chief Operating Officer