Form 10KSB40
period 1997-12-31
TAYLOR INVESTMENT CORP /MN/
filed 1998-03-30
CIK 934373

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
     (Mark One)
        [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                                   For the fiscal year ended December 31, 1997

        [ ]       TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

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

State issuer's revenues for its most recent fiscal year.  $18,281,880

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $1,224,637 as of December 31, 1997

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. Common Stock, $.01 Par Value - 484,129 shares as of December 31, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of certain exhibits hereto are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

Transitional Small Business Disclosure Format (check one):Yes ___ No  _X_

                                TABLE OF CONTENTS

                                  PART I
ITEM 1.    BUSINESS...............................................................................................1
           General................................................................................................1
           Principal Business.....................................................................................1
           Competition............................................................................................3
           Regulation.............................................................................................3
           Employees..............................................................................................3
ITEM 2.    PROPERTIES.............................................................................................3
ITEM 3.    LEGAL PROCEEDINGS......................................................................................4
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................4

                                     PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................................4
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..................................................................................5
ITEM 7.    FINANCIAL STATEMENTS..................................................................................12
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..............................................................................26

                                    PART III
ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................................................26
ITEM 10.   EXECUTIVE COMPENSATION................................................................................28
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT............................................................................................29
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................30
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K......................................................................30
SIGNATURES ......................................................................................................31


                                     PART I
ITEM 1.      BUSINESS

             GENERAL

             Taylor Investment Corporation was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development, and sale of previously undeveloped tracts of land, principally lakeshore, river frontage, and wooded acreage within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, and Georgia. Taylor subdivides these tracts into lots and markets them through its Four Seasons sales offices for use as vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically range from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots which it sells, but has contracted for the construction of homes on an isolated basis. The Company believes it is the largest developer of waterfront properties for the construction of primary and second homes in Minnesota and Wisconsin and is not aware of any other major developer in its market.

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

             The Company believes it must position itself to take advantage of the current and expected future demand for recreational properties for building primary and secondary homes for use as vacation retreats, retirement residences or investment. The Company's strategy is to expand the organization by exploring new markets outside of the Midwest.

             PRINCIPAL BUSINESS

             Taylor's operations are organized into four primary departments:
             Acquisitions, Development, Sales and Marketing, and Finance and Accounting.

             ACQUISITIONS - To locate potential quality lakefront, river front, and wooded properties for purchase, development, and sale, Taylor's Acquisition Department reviews plat maps for the areas served by its sales offices and identifies undeveloped tracts of land, principally lakeshore property and river frontage. The Acquisitions Department then obtains additional information regarding the property and any nearby amenities from such sources as topographical maps and reports from the Department of Natural Resources. Other due diligence activities conducted to determine the suitability of the property for purchase by the Company may include studies of local maps and development ordinances, reviews of zoning regulations, soil testing, water testing, trees and foliage typing, a study of local road access, and a consideration of potential lot layout. The Acquisitions Department also estimates the costs of development. If the results of these studies and estimates are favorable, an offer is made for the property in accordance with established pricing guidelines developed by the Company based on its past experience. Negotiations then typically commence and, if possible, a purchase agreement is entered into. The Company's obligations under a purchase agreement are generally conditioned upon Taylor obtaining the necessary plat approval from the local governmental authority. Negotiations may take as long as a year before a purchase agreement can be concluded.

             DEVELOPMENT - After purchase negotiations are completed, the Company's Development Department is responsible for obtaining regulatory approval for the planned development. This process typically involves determining the layout of lots, or platting the property, attending public hearings, and conducting on-site inspections with governmental and regulatory personnel. To date, the Development Department has typically been successful in obtaining the necessary regulatory and governmental approvals; however, there can be no assurance that any particular transaction will be approved and ultimately consummated. The Development Department also works with a title insurance company in obtaining title abstracts, ordering title insurance, and preparing other facets of the acquisition for closing. After closing, the property is physically developed using road contractors, surveyors, and Company work crews. Lots are platted to maximize their attractiveness, privacy, and road and water access, taking into account view corridors and the layout of trees on the lot. Roads are installed, the property is prepared to receive telephone and electrical service, trails are cut, underbrush is removed, shorelines are cleared, and the property is otherwise prepared for marketing and sales to the buying public. The Company then assigns prices to each lot based on market prices for similar properties in the area. These sales prices generally range from $20,000 - $50,000 per lot.

             SALES AND MARKETING - Taylor's strategy is to purchase and develop high quality lakeshore, river frontage and wooded acreage and then market the lots to residents of metropolitan areas. Most properties developed by the Company are within reasonable driving distances of major metropolitan areas, such as Minneapolis and St. Paul, Minnesota; Chicago, Illinois; and Atlanta, Georgia. The Company's lots are targeted toward buyers who desire property with many attractive features on which to build primary and second homes for use as vacation retreats, retirement residences, or investments. The primary purchasers of the Company's vacation properties are individuals ranging from 30 to 60 years old. The Company's strategy for remaining competitive in this market involves building on its reputation of offering quality properties; using its own regional sales offices and personnel, which offer more control over the sales and marketing process and better access to the buyers than using independent sales offices and agents; offering "on-the-spot" financing for qualified purchasers; and offering properties with many appealing features, such as trails, water access, and attractive shorelines.

             The Company's sales and marketing activities are conducted principally through its Four Seasons subsidiaries in Minnesota, Wisconsin and Georgia. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general location to the developed properties. The Company's five existing Four Seasons regional sales offices are located near Brainerd, Minnesota; Spooner, Minocqua, and Stevens Point, Wisconsin; and Jasper, Georgia. The Company typically acquires land near these offices, and the agents in these offices sell only properties owned by Taylor. The Company advertises in major metropolitan newspapers and other publications and participates in home and garden, outdoors, and sports shows to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

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

             The Company regularly offers financing for the purchase of its properties. Upon execution of a purchase agreement, a customer may submit an application for credit, which, combined with a credit report from a credit rating agency, is given to the Sales Manager for approval. Applications from customers who have experienced credit problems in the past are submitted to the President for ultimate approval or rejection. Approved customers execute notes secured by first mortgages on the lots purchased.

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

             REGULATION

             The Company's sales personnel, consisting primarily of those based in its Four Seasons sales offices, must be registered as real estate brokers and maintain such registration with the Minnesota Department of Commerce and the Wisconsin Department of Registration and Licensing. Minnesota requires registration of subdivisions containing more than ten lots. The Minnesota Department of Commerce granted a waiver of the Registration and in its stead requires notification of the sale of any subdivision containing more than ten lots which will be offered to Minnesota residents. No registration is required in Wisconsin or Georgia. In addition, the development of properties requires compliance with state and local zoning laws and regulations and local laws and ordinances regarding such matters as the size of lots, the construction of roads, and the amount of setback required from roads and bodies of water.

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

             EMPLOYEES

             As of December 31, 1997, the Company has 70 full-time and 4 part-time employees. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.

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

ITEM 3.      LEGAL PROCEEDINGS

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 484,129 shares were outstanding and held of record by 17 stockholders as of December 31, 1997. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and nonassessable. The Company's Credit Agreement contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash dividends. Dividends declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, debt covenant limitations, and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

             OVERVIEW

             LAND AND STRUCTURE SALES - The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land, principally lakeshore and river frontage, and wooded acreage. Taylor identifies, acquires and develops raw land inventory through its Acquisition and Development departments. Financing for the acquisition and development of real estate is provided primarily by a network of financial institutions located in proximity to the Company's properties as well as by an asset-based credit facility (the "Credit Agreement"). On average, 75% of the purchase price of the acquired property is financed with loans from financial institutions which are secured by mortgages on the acquired property. In addition, property sellers may also agree to provide financing for up to 70% of the purchase price.

             The Company records its inventory, which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development, and improvement of the land. Taylor currently attempts to maintain its inventory at a level which, at any time, will meet its sales goals for the next twelve months. Inventory balances were $12.2 million and $14.1 million as of December 31, 1997, and 1996, respectively.

             The Company contracts for the construction of shell homes on its Four Season's lots. These lots and structures are eventually sold. The Company plans to have 1-3 cabins in inventory, at all times, for each Four Seasons office. Structure sales also include the proceeds from the sale of condominiums at the Laurentian Resort, and proceeds from the sale of townhomes in the Company's Alexandria, Minnesota project. The construction of condominiums and townhomes are subcontracted through independent builders.

             Revenues from the sale of developed lots, shell homes, townhomes and condominiums are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

             An environment of increased interest rates may adversely affect the Company's ability to successfully market and sell its properties.

             OTHER REVENUES - Other revenues consist primarily of interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Generally, mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 10.9% to 14.5% depending principally on the amount of the down payment. Company-financed sales were 31.8% and 25.9% of sales for the years ended December 31, 1997, and 1996, respectively. The increase in purchases financed by the Company is due to a change in financing programs. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 12.3% and 12.5% as of December 31, 1997 and 1996, respectively.

             Other revenues also include the following:

             RESORT MANAGEMENT INCOME - The Company managed the Laurentian Resort in Biwabik, Minnesota through its wholly owned subsidiary, Resort Hospitality, Inc. In this capacity, Resort Hospitality, Inc.

             retains a percentage of the income generated through the rental of condominiums, which have previously been sold by the Company. The Company discontinued management of the resort on October 31, 1997.

             CLOSING FEE INCOME - The Company collects a documentation preparation fee and a closing fee for each sale.

             COMPARISON OF THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

             The Company reported a 18.8% decrease in sales for the year ended December 31, 1997 to $16.8 million, including sales of shell homes, condominiums, townhomes and timeshare sales of $1.6 million, or 9.4% of sales. For the same period in 1996, sales were $20.7 million, including $3.9 million in sales of shell homes, condominiums and townhomes, or 19.0% of sales. The overall sales decrease is attributable primarily to poor weather conditions throughout the first quarter and into the first half of the second quarter of 1997. Structure sales decreased due to management's decision to reduce emphasis on structure sales. The Company expects sales to increase again in 1998, driven by a focused marketing campaign, improved spring weather conditions, and a strong economy.

             The following table sets forth the sales, cost of sales, and gross profit information for the years ended December 31, 1997 and 1996.

                 1997                  Land                     Structures                    Total

             Sales                 $ 15,247,661     100.0%    $  1,579,701      100.0%      $16,827,362     100.0%
             Cost of sales            9,440,821      61.9%       1,452,347       91.9%       10,893,168      64.7%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $  5,806,840      38.1%    $    127,354        8.1%    $   5,934,194      35.3%

                 1996                  Land                     Structures                    Total

             Sales                 $ 16,867,334     100.0%    $  3,858,054      100.0%    $  20,725,388     100.0%
             Cost of sales            9,631,032      57.1%       3,410,321       88.4%       13,041,353      62.9%
                                   ------------   -------     ------------   --------     -------------   -------
             Gross profit          $  7,236,302      42.9%    $    447,733       11.6%    $   7,684,035      37.1%

             For 1997, gross profit was $5.9 million or 35.3% of sales, compared to $7.7 million or 37.1% of sales for the same period in 1996. Gross profit margin from the sale of lots was 38.1% for 1997 and 42.9% in 1996. In 1997, gross profit margin from the sale of structures (shell homes, condominiums, and townhomes) was 8.1%, while for the same period in 1996, gross profit margin from the sale of structures was 11.6%. The decline in gross profit for land is principally due to continued programs to liquidate lower-margin aged inventory and a charge of $277,257 to reduce certain inventory to net realizable value. The decrease in gross profit margin for structures is due to the discontinuance of timeshare sales.

             Other revenues of $1,454,518 million in 1997 decreased 5.0% from $1,531,716 million for the same period in 1996. This decrease was due to fewer closing fees and rental revenue collected, partially offset by higher interest income. Interest income increased to $1,008,379 in 1997 from $946,274 in 1996 as a result of higher average balances of Contracts and Mortgages receivable. Rental income for the Resort Hospitality decreased from $211,763 in 1996 to $195,517 in 1997, due to fewer rentals. Closing fees decreased 37.0% from the prior year due to fewer closing transactions in 1997. There were 515 closing transactions in 1997, compared to 661 in 1996.

             Selling, general and administrative expenses for 1997 were $6.1 million or 36.4% of sales, compared to $6.8 million or 32.9% of sales for the same period in 1996. The decrease in selling, general and administrative expense is primarily due to the decline in sales. The increase in these expenses, as a percent of sales, is attributable to fixed costs being spread over fewer sales.

             Interest expense of $1.8 million in 1997 increased by 15.0% from $1.6 million in 1996. The increase in interest expense was due to slightly higher interest rates on some of the mortgages and notes payable established in 1997 as compared to 1996.

             Income tax benefit was 39.7% of loss before taxes for the year ended December 31, 1997, compared to income tax expense of 43.3% of income before taxes for the year ended December 31, 1996.

             LIQUIDITY AND CAPITAL RESOURCES

             OVERVIEW - Taylor requires consistent access to capital to finance growth of its operations. Although the Company has generally operated profitably, its cash flow from operating activities alone has been, and is expected to continue to be, insufficient to fund the Company's capital needs for continued growth.

             The Company generates cash flow from operations as land inventory is sold unless the sale is financed by the Company and collections are made on its contracts and mortgages receivable. Taylor's primary use of cash flow is for funding its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amount outstanding under its Credit Agreement, notes, and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing, and financing activities for the years ended December 31, 1997 and 1996:

                                                             1997            1996
             Net cash provided by (used in):
               Operating activities                      $  7,534,672     $ 4,610,672
               Investing activities                           (85,150)       (296,139)
               Financing activities                        (7,415,816)     (4,135,445)
                                                         ------------     -----------
                  Net increase in cash                   $     33,706     $   179,088
                                                         ============     ===========

             Cash provided by operating activities totaled $7,534,672 in 1997 and $4,610,672 in 1996. Cash uses for investing and financing activities in 1997 consisted primarily of principal payments on notes, contracts, and mortgages payable of $7.0 million and a dividend payment to shareholders of $300,160. Cash uses for investing and financing activities in 1996 consisted primarily of principal payments on notes, contracts, and mortgages payable of $7.8 million; the purchase of property and equipment for a new computer system and a new office of $311,099; and payments made on the line of credit of $1.2 million, that were offset by proceeds from the sale of receivables of $5.6 million.

             FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Permanent financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of payment on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing. On average, the Company finances 75% of the cost of land acquisitions and development. As a result, the loan is usually paid in full when approximately 70% of the lots in a development are sold. Payments received by the Company on customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement. The following table sets forth the Company's sources of financing and the amount of such financing at December 31, 1997 and 1996.

             SOURCES OF FINANCING

                                                               1997        Percentage         1996       Percentage
             Lines of Credit                               $   5,932,225      34.2%       $   5,995,646    31.9%
             Notes payable (1)                                 7,028,377      40.5            8,571,571    45.6
             Contracts and mortgages payable                     406,948       2.3              253,781     1.3
             Senior subordinated debt                          3,990,000      23.0            3,990,000    21.2
                                                           -------------    ------       --------------    ----
               Total debt                                  $  17,357,550     100.0%       $  18,810,998   100.0%
                                                           =============    ======        ==============  =====

--------------------

             (1) Notes payable include the real estate line of credit in the amounts of $1,592,221 and $1,286,347 as of December 31, 1997 and 1996, respectively.

             "CREDIT AGREEMENT" - The Company began its borrowing relationship in 1986 and may currently borrow a total aggregate of up to $9.0 million under the Credit Agreement which includes the following five lines of credit:

             DESCRIPTION OF LINES OF CREDIT

                                                                                   Balance
                                                              Amount of        Outstanding as of
                                                               Line(1)         December 31, 1997

             Mortgages and Contracts Receivable              $9,000,000         $   4,438,448
             Real Estate Mortgage                             3,500,000             1,592,221
             Project                                          1,000,000                93,777
             Interim Financing                                2,250,000             1,400,000
                                                                                -------------
                                                                                $   7,524,446
                                                                                =============

--------------------

             (1) These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $9.0 million.

             The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit are at the discretion of the lender, are based on 90% of eligible contracts receivable, and are to be used to finance the development of properties. Borrowings under this credit line bear interest at a rate equal to the greater of 1.0% over the lender's base rate (9.5% as of December 31, 1997) or 8.0%. The lender's base rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "Base" rate.

             The Company also may borrow up to $3,500,000 under the Real Estate Mortgage line of credit based on 90% of the purchase price of the real estate plus 80% of eligible development costs. Funds obtained by the Company under the Real Estate Mortgage credit line are to be used to purchase real estate pending development or sale. The Project line of credit of $1,000,000 is to be used to finance project development costs and the purchase of real estate in connection with a project in northern Minnesota. The assets of the project secure this line of credit. Borrowings of up to $2,250,000 under the Interim Financing line are available to the Company at the discretion of the lender to cover demand overages on the other lines of credit. Borrowings under the Real Estate Mortgage, Project and Interim Financing lines of credit bear interest at a rate equal to 2.0% over the lender's base rate.

             All amounts borrowed by the Company under the Credit Agreement are due April 30, 2000 under an amendment to the Credit Agreement which changed the structure of the Agreement to a Committed

             Line. All funds advanced by the lender under the Credit Agreement are collateralized by an assignment by the Company of first mortgages, contracts for deed, security interests, or other rights or property interests acquired by the Company in connection with specific property development projects and a security interest in virtually all of the Company's assets. In addition, the Credit Agreement contains a number of restrictive covenants, and is personally guaranteed by the Company's President, Philip C. Taylor.

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

             SELLER FINANCING - Seller financing or mortgages payable are equivalent to accounts payable that are due on resale and result from the Company's ordinary course of business. When Taylor decides to acquire a piece of land, the first source of financing it attempts to secure is financing from the seller. Seller financing typically consists of a purchase agreement evidencing the sale and outlining the terms of payment. Interest and principal payments are made on a scheduled amortization which varies by transaction, but which in no event extends beyond the sale of the property by the Company. The Company's use of seller financing is shown as "Mortgages payable" in the table entitled "Sources of Financing."

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

             Put options were granted to three purchasers in 1991 on an initial aggregate amount of $1.4 million in contracts and mortgages receivable and in the amount of $5,613,167 in 1996. As of December 31, 1997, there were $2,932,851 in contracts and mortgages receivable outstanding with recourse, all of which had put options. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately $196,403 in 1998, $1,725 in 1999, $0 in 2000, and
             $893,043 in 2001. Should all of the put options be exercised, the Company would use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

             The following table lists as of December 31, 1997 and 1996 the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term, and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages sold during the years ended December 31, 1997 and 1996.

                                                                    1997             1996
             Contracts and mortgages receivable:
               Balance outstanding                               $9,094,999        $9,389,611
                 Amount 90 days past due                            368,340           217,861
                 Percentage of balance                                4.05%             2.32%
               Amount foreclosed during period                      123,126           199,786
                 Percentage of balance                                1.35%             2.13%
             Contracts and mortgages sold                               -0-           783,812
             Average portfolio term                                 6 years           6 years
             Weighted average interest rate                           12.3%             12.5%

             At December 31, 1997, contracts and mortgages receivable outstanding were approximately $9.1 million, had an average remaining term of approximately six years, and carried a weighted average interest rate of 12.3%. Approximately 4% of the balance was over 90 days past due. The Company works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and the Company receives full payment. On occasion, the Company must cancel the contract and begin foreclosure proceedings. As of December 31, 1997, there was approximately $123,000 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $29,000 were in the process of foreclosure. Subsequent to a completed foreclosure, the Company returns the underlying property to inventory and begins remarketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit.

             Based on expected cash generated from operations in 1998 and the above available financing resources, management believes it has adequate sources of funds to finance its 1998 cash requirements.

             NEW ACCOUNTING STANDARDS - In 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the reporting of earnings per share
             (EPS) in two forms for entities with complex capital structures: basic EPS and diluted EPS. The Company currently does not have a complex capital structure as the Company has no potentially dilutive common stock, thus the Company will continue to calculate EPS as net (loss) income available to common shareholders divided by the weighted average number of common shares outstanding during the year.

             In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of operating segments on which it will report.

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

             YEAR 2000 - As with other organizations, the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields would not work properly with dates from the year 2000 and beyond. The Company has recently implemented new systems in all areas of operations that are expected to remedy this situation. In addition, the Company intends to communicate with third parties with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. There can, however, be no guarantee that a failure to convert by another company would not have a material adverse effect on the Company.

             SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-KSB and Form 10-QSB, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

             o Changing economic conditions, including economic downturns or recessions;
             o The ability of the company to maintain and enhance its market position relative to its competitors, realize productivity, and continue to control expenses;
             o The availability of suitable tracts of undeveloped land in proximity to the marketplace;
             o    Changes in zoning and subdivision  regulations;
             o    The availability and cost of financing;
             o    Continuity of management.

ITEM 7.      FINANCIAL STATEMENTS

             Independent Auditors' Report..............................13

             Consolidated Balance Sheets...............................14

             Consolidated Statements of Operations.....................15

             Consolidated Statements of Stockholders' Equity...........16

             Consolidated Statements of Cash Flows.....................17

             Notes to Consolidated Financial Statements................18

INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and Subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and Subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



March 20, 1998
Minneapolis, Minnesota

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

                                                                                           1997           1996
ASSETS

INVENTORY - Principally land held for sale (Notes 4, 5, and 6)                         $ 12,231,884    $ 14,137,556

CONTRACTS AND MORTGAGES RECEIVABLE (Notes 2, 4, 5, 6, 8, and 12)                          9,094,999       9,389,611

INVESTMENT IN JOINT VENTURE                                                                  60,645          50,729

OTHER ASSETS:
   Cash                                                                                     648,760         615,054
   Note receivable from officer (Note 12)                                                   250,000         250,000
   Tax increment financing receivable (Note 3)                                              692,562         702,627
   Other receivables (Note 8)                                                                92,240         257,912
   Income taxes receivable (Note 10)                                                        314,296          65,540
   Prepaid expenses                                                                         136,483         200,993
   Land, buildings, and equipment, less accumulated
     depreciation of $579,114 and $501,940, respectively (Notes 1, 4, and 5)                747,325         903,741
   Loan acquisition and debt issuance costs,
     less accumulated amortization of $215,917 and
     $136,491, respectively                                                                 420,375         499,801
                                                                                       ------------    ------------
         Total other assets                                                               3,302,041       3,495,668
                                                                                       ------------    ------------
                                                                                       $ 24,689,569    $ 27,073,564
                                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT (Note 4)                                                               $  5,932,225    $  5,995,646

NOTES PAYABLE (Note 5)                                                                    7,028,377       8,571,571

CONTRACTS AND MORTGAGES PAYABLE (Note 6)                                                    406,948         253,781

SENIOR SUBORDINATED DEBT (Note 7)                                                         3,990,000       3,990,000

OTHER LIABILITIES:
   Accounts payable                                                                         351,907         365,746
   Accrued liabilities                                                                      349,635         470,333
   Deposits on land sales and purchase agreements                                            25,572          67,353
                                                                                       ------------    ------------
         Total other liabilities                                                            727,114         903,432

DEFERRED INCOME TAXES (Note 10)                                                           1,544,708       1,593,713

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY (Notes 4 and 7):
   Common stock, $.01 par value; 10,000,000 shares authorized;
     484,129 and 488,884 shares issued and outstanding, respectively                          4,841           4,889
   Additional paid-in capital                                                               740,136         766,650
   Retained earnings                                                                      4,315,220       4,993,882
                                                                                       ------------    ------------
         Total stockholders' equity                                                       5,060,197       5,765,421
                                                                                       ------------    ------------
                                                                                       $ 24,689,569    $ 27,073,564
                                                                                       ============    ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                        1997             1996
REVENUES:
   Sales                                                                           $   16,827,362   $    20,725,388
   Interest income on contracts receivable                                              1,008,379           946,274
   Equity in income (loss) of 50% owned subsidiary and
     joint venture                                                                         39,916            (2,904)
   Other revenue                                                                          406,223           588,346
                                                                                   --------------   ---------------
         Total revenue                                                                 18,281,880        22,257,104

COSTS AND EXPENSES:
   Cost of land and structures sales                                                   10,615,911        13,041,353
   Reduction of inventory to net realizable value (Note 1)                                277,257
   Selling, general, and administrative                                                 6,126,626         6,821,949
   Interest                                                                             1,817,753         1,581,277
                                                                                   --------------   ---------------
         Total costs and expenses                                                      18,837,547        21,444,579
                                                                                   --------------   ---------------

(LOSS) INCOME BEFORE INCOME TAXES                                                        (555,667)          812,525

INCOME TAX (BENEFIT) EXPENSE (Note 10)                                                   (220,790)          351,975
                                                                                   --------------   ---------------

NET (LOSS) INCOME                                                                  $     (334,877)  $       460,550
                                                                                   ==============   ===============

NET (LOSS) INCOME PER COMMON SHARE (Note 1)                                        $       (0.69)   $          0.94
                                                                                   =============    ===============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                               484,220           486,100
                                                                                   ==============   ===============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock           Additional
                                           ---------------------------     Paid-in       Retained
                                              Shares         Amount        Capital       Earnings         Total
BALANCES AT DECEMBER 31, 1995                  483,312     $     4,833   $   668,841   $  4,556,616    $  5,230,290

   Repurchase of common stock                   (1,969)            (19)       (2,116)       (23,284)        (25,419)
   Common stock issued                           7,541              75        99,925                        100,000
   Net income                                                                               460,550         460,550
                                           -----------     -----------   -----------   ------------    ------------

BALANCES AT DECEMBER 31, 1996                  488,884           4,889       766,650      4,993,882       5,765,421

   Repurchase of common stock                   (4,755)            (48)      (26,514)       (43,625)        (70,187)
   Dividends paid                                                                          (300,160)       (300,160)
   Net loss                                                                                (334,877)       (334,877)
                                           -----------     -----------   -----------   ------------    ------------

BALANCES AT DECEMBER 31, 1997                  484,129     $     4,841   $   740,136   $  4,315,220    $  5,060,197
                                           ===========     ===========   ===========   ============    ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                   $   (334,877)   $    460,550
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                                          350,879         281,565
     Loss on sale of assets                                                                     113           9,766
     Deferred income taxes                                                                  (49,005)        125,862
     Equity in (income) loss of 50% owned subsidiary and joint venture                      (39,916)          2,904
     Contracts and mortgages receivables funded                                          (4,400,130)     (5,371,211)
     Payments on contracts and mortgages receivable                                       4,694,742       4,007,745
     Contracts and mortgages receivable sold                                                                783,812
     Decrease in inventory - land held for sale                                           7,497,693       4,512,016
     Decrese (increase) in other receivables                                                175,737         (28,916)
     Increase in income tax receivable                                                     (248,756)        (65,540)
     Decrease (increase) in prepaid expenses                                                 64,510         (42,290)
     Increase in all other assets                                                                           (57,916)
     Decrease  in accounts payable and accrued liabilities                                 (134,537)        (35,113)
     (Decrease) increase in deposits on land sales and purchase agreements                  (41,781)         27,438
                                                                                       -------------   ------------
       Total adjustments to net (loss) income                                             7,869,549       4,150,122
                                                                                       ------------    ------------
         Net cash provided by operating activities                                        7,534,672       4,610,672

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of land, building, and equipment                                               (152,950)       (311,099)
   Proceeds from sale of land, building, and equipment                                       37,800          14,960
   Distribution from joint venture                                                           30,000
                                                                                       ------------    ------------
         Net cash used in investing activities                                              (85,150)       (296,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on lines of credit                                                          (63,421)     (1,217,438)
   Proceeds from notes payable                                                                            4,829,355
   Repayment of notes, contracts, and mortgage payables                                  (6,982,048)     (7,821,943)
   Issuance of common stock                                                                                 100,000
   Retirement of common stock                                                               (70,187)        (25,419)
   Dividends paid                                                                          (300,160)
                                                                                       ------------    ------------
         Net cash used in financing activities                                           (7,415,816)     (4,135,445)
                                                                                       -------------   ------------

INCREASE IN CASH                                                                             33,706         179,088

CASH AT BEGINNING OF YEAR                                                                   615,054         435,966
                                                                                       ------------    ------------

CASH AT END OF YEAR                                                                    $    648,760    $    615,054
                                                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
   Cash paid during the period for:
     Interest                                                                          $  1,806,583    $  1,589,577
                                                                                       ============    ============
     Income taxes                                                                      $     85,586    $    389,300
                                                                                       ============    ============
   Noncash financing activity - inventory and equipment
     purchased with notes and contracts payable                                        $  5,592,021    $  7,612,248
                                                                                       ============    ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997 AND 1996

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), Laurentian Development Corporation, Resort Hospitality, Inc., Kinkaid Development Corporation, and Four Seasons Builders, Inc. (FSB). FSM and FSW are engaged in the sale of recreational property, while Laurentian Development Corporation and Kinkaid Development Corporation are engaged in both the development and sale of recreational property. FSB was formed in 1995 and subcontracts for the construction of residential and recreational homes on property owned by the Company. The Company also owns 100% of T.I. Financial, Inc. and Four Seasons Realty of Michigan, Inc., which were inactive in 1997 and 1996.

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

        During each period, the Company provides for identified, unsalable, and slow-moving inventory. In 1997, as a result of a review of the carrying amount of this inventory, the Company determined that a $277,257 reduction in the carrying value of land inventories was necessary to reduce this inventory to net realizable value.

        Two units of a six-unit building that are currently being sold as timeshare properties are included in inventory at December 31, 1997. Four of the six units were included in inventory at December 31, 1996. The Company allocates costs of the timeshare properties on the basis of the selling price of each unit as a percentage of the total estimated gross selling price of all units. The Company has sold approximately 71% of all timeshare properties included in the development. The total remaining cost basis included in inventory at December 31, 1997 was approximately $134,000.

        LAND, BUILDINGS AND EQUIPMENT - Depreciation of building and equipment is computed principally using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, based on their estimated useful lives, which range from three to thirty years.

        Land, buildings and equipment consist of the following at December 31:

                                                           1997               1996

        Land                                           $       19,304    $       19,304
        Buildings and improvements                             68,050            79,749
        Equipment                                           1,239,471         1,306,628
                                                       --------------    --------------
                                                            1,326,825         1,405,681
        Less accumulated depreciation                         579,500           501,940
                                                       --------------    --------------
           Land, buildings, and equipment, net         $      747,325    $      903,741
                                                       ==============    ==============

        Included in land, building and equipment are assets under capital leases of $304,000 and associated accumulated depreciation of $110,000.

        LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

        REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment, principal, and interest paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During 1997 and 1996, down payments on sales financed by the Company averaged approximately 15% of the sale price.

        EARNINGS PER COMMON SHARE - In 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 requires the reporting of earnings per share (EPS) in two forms for entities with complex capital structures: basic EPS and diluted EPS. The Company currently does not have a complex capital structure as the Company has no potentially dilutive common stock. Hence, the Company will calculate EPS as net (loss) income available to common shareholders divided by the weighted average number of common shares outstanding during the year.

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

        EFFECT OF INTEREST RATE ENVIRONMENT - The Company protects itself from sustained high interest rates by selling its contracts and mortgages receivable portfolio and increasing the rates it charges to customers who utilize Company financing, or by incurring fixed rate debt. Such increases in rates would, however, have an adverse impact on the Company's cost of carrying inventory. The Company believes the best defense against rising interest rates is to buy only the best property which should remain in high demand. Sustained increases in interest rates could, however, impact future sales levels if demand for product was to decline for an extended period of time. The

        Company believes it could minimize the impact by reducing the sales price of the product to stimulate sales and would discontinue purchasing properties until the level of inventory more closely matched customer demand.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgage receivables, note receivable from officer, lines of credit, notes payable, and contracts and mortgages payable are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments. The fair value of the Senior Subordinated Debt is estimated to be $3,900,000 and $4,029,000 at December 31, 1997 and 1996, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying amounts of all its long-lived assets and identifiable intangibles based on expected future cash flows from the use of those assets.

        NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
        (SFAS) No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which will be effective for the Company beginning January 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of operating segments on which it will report.

2.      CONTRACTS AND MORTGAGES RECEIVABLE

        Contracts and mortgages receivable result from sales of land or land and cabins. Generally, the receivables are collected in monthly installments, including interest, over ten years for land sales and over five years for land and property structure sales. The Company also has certain mortgage receivables which are amortized over eight years for land sales and ten years for property structure sales, with a balloon payment for the remaining unpaid principal at the end of four years. At December 31, 1997, the weighted average maturity of contracts and mortgages receivable was approximately six years, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 12.3% and 12.5%, as of December 31, 1997 and 1996, respectively.

        Maturities of contracts and mortgages receivable at December 31, 1997 are as follows:

        Year ending December 31:
        1998                                            $       979,564
        1999                                                    940,398
        2000                                                  1,062,427
        2001                                                  1,179,265
        2002                                                  1,294,443
        Thereafter                                            3,747,502
                                                        ---------------
                                                              9,203,599
        Allowance for uncollectible
               contracts and mortgages receivable              (108,600)
                                                        ---------------
                                                        $     9,094,999
                                                        ===============

3.      TAX INCREMENT FINANCING RECEIVABLES

        Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables upon the sale of the developed property or upon the completion of the structure by the owner. Amounts receivable under these agreements are $692,562 and $702,627 at December 31, 1997 and 1996 respectively. Estimated maturities of these receivables at December 31, 1997 are as follows:

        Year ending December 31:
        1998                                                $       117,926
        1999                                                        131,467
        2000                                                        131,958
        2001                                                        132,454
        2002                                                        132,954
        Thereafter                                                1,115,094
                                                            ---------------
                                                                  1,761,853
        Less imputed interest                                    (1,069,291)
                                                            ---------------
           Net receivable                                   $       692,562
                                                            ===============

4.      LINES OF CREDIT

        The Company has a credit agreement which provides for total borrowings of up to $9,000,000 at the discretion of the lender and is due April 30, 2000. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by virtually all of the Company's assets and are guaranteed by the president of the Company. The credit agreement contains certain restrictive covenants, including such items as maintenance of minimum net worth (as defined), limitation of capital expenditures, and limitation of payment of dividends. The Company was in compliance with the financial covenants of the credit agreement at December 31, 1997 and 1996.

        At December 31, 1997 and 1996, the Company had borrowings outstanding of $4,438,448 and $4,549,096, respectively, under the line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $3,500,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 90% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 1997 and 1996, the Company had borrowings of $1,592,221 and $1,286,347, respectively, which are included in real estate notes payable (see Note 5). Borrowings under the line of credit bear interest at the greater of 8% or the lender's "base" rate plus 1.0% (9.5% and 9.25% at December 31, 1997 and 1996, respectively) and the greater of 8% or the lender's "base" rate plus 2.0% (10.5% and 9.75% at December 31, 1997 and 1996, respectively) on the real estate loan facility. The "base" rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "base" rate. At December 31, 1997 the Company has unused availability of $584,770 under the credit agreements and real estate loan facility.

        Also, under the credit agreement, the Company has a $1,000,000 line to support financing of a major project. Borrowings under the project line bear interest at the lender's "base" rate plus 2.0% (10.5% and 9.75% at December 31, 1997 and 1996, respectively). Borrowings under the project line outstanding at December 31, 1997 and 1996 were $93,777 and $296,550, respectively, and are secured by a mortgage on the major project.

        The credit agreement also provides the Company an overline up to $2,250,000 at the discretion of the lender. Borrowings under the overline facility at December 31, 1997 and 1996 were $1,400,000 and $1,150,000, respectively. Borrowings bear interest at the lender's "base" rate plus 2.0% (10.5% and 9.75% at December 31, 1997 and 1996, respectively).

5.      NOTES PAYABLE

        Notes payable consisted of the following at December 31:

                                                                         1997              1996
        Fixed rate notes payable, due through 2001 at
          various rates of interest ranging from 6.25% to 12%        $   4,056,483    $    5,426,136
        Real estate notes payable, due through 1999
          at various rates of interest ranging from prime to
          prime plus 3.5%                                                2,971,894         3,145,435
                                                                     -------------    --------------
                                                                     $   7,028,377    $    8,571,571
                                                                     =============    ==============

        At December 31, 1997, notes payable were secured by certain land held for sale, contracts and mortgages receivable, and equipment. The notes payable are personally guaranteed by the president of the Company.

        Maturity requirements on notes payable at December 31, 1997 are as follows:

        Years ending December 31:

        1998                                     $     4,212,160
        1999                                           1,099,363
        2000                                             512,108
        2001                                             339,783
        2002                                             307,750
        Thereafter                                       557,203
                                                 ---------------
                                                 $     7,028,377
                                                 ===============

6.      CONTRACTS AND MORTGAGES PAYABLE

        The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 1997, the agreements provide for interest rates from 6.0% to 10.0% and maturity dates through 2002. The contracts and mortgages payable are secured by land held for sale and land which has been sold and the related contracts receivable.

        Maturity requirements on the contracts and mortgages payable at December 31, 1997 are as follows:

        Years ending December 31:
        1998                                      $      208,654
        1999                                             114,389
        2000                                              25,712
        2001                                              27,906
        2002                                              30,287
                                                  --------------
                                                  $      406,948
                                                  ==============

7.       SENIOR SUBORDINATED DEBT

        The Company has $990,000 in senior subordinated notes outstanding which bear interest at 8% to 10% and are unsecured. In addition, the Company has $3,000,000 of senior subordinated debt which bears interest at 11% to 12% and is unsecured. At December 31, 1997, principal maturities of senior subordinated debt are as follows:

        Years ending December 31:
        1998                                      $      158,000
        1999                                             152,000
        2000                                             166,000
        2001                                             780,000
        2002                                             774,000
        Thereafter                                     1,960,000
                                                  --------------
                                                  $    3,990,000
                                                  ==============

8.      COMMITMENTS AND CONTINGENCIES

        The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under the contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. At December 31, 1997 and 1996, the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $2,932,851 and $3,916,000, respectively. At December 31, 1997 and 1996, the Company had a holdback receivable of approximately $6,000 and $9,000, respectively, recorded as other receivables, resulting from the sale of contracts prior to 1996. During 1996, the Company closed on sales of contracts and mortgages receivable with recourse in the amount of $783,812. There were no such sales in 1997.

9.      OPERATING LEASES

        The Company has entered into noncancelable leases for office space. Estimated payments under these lease agreements at December 31, 1997 are approximately as follows:

        Years ending December 31:
        1998                                      $      104,310
        1999                                              21,897
                                                  --------------
                                                  $      126,207
                                                  ==============

        Total rental expense for all operating leases was approximately $186,000 and $193,000 for the years ended December 31, 1997 and 1996, respectively.

10.     INCOME TAXES

        Deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        The following summarizes the provisions for income taxes for the years ended December 31:

                                                        1997            1996
        Current:
          Federal                                   $   (190,990)    $    171,841
          State                                                            54,272
                                                    ------------     ------------
              Total current                             (190,990)         226,113

        Deferred:
          Federal                                          6,478           95,960
          State                                          (36,278)          29,902
                                                    ------------     ------------
              Total deferred                             (29,800)         125,862
                                                    ------------     ------------
                 Income tax (benefit) expense       $   (220,790)    $    351,975
                                                    ============     ============

        Sales of real estate are reported on the installment basis for income tax purposes. For financial statement purposes, sales are reported, in total, when proceeds exceed 10% of the sale price. Deferred income taxes are provided for this difference along with inventory capitalization and various other temporary differences. The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1997 and 1996 are as follows:

                                                                              1997
                                                      ---------------------------------------------------
                                                                 Deferred Tax
                                                      --------------------------------
                                                            Asset          Liability           Total
        State net operating loss carryforward         $        37,583                    $        37,583
        Inventory capitalization                               27,360                             27,360
        Allowance reserves                                     45,103                             45,103
        Installment sales                                               $   (1,613,524)       (1,613,524)
        Other                                                                  (41,230)          (41,230)
                                                      ---------------   ---------------  ----------------
                                                      $       110,046   $   (1,654,754)  $    (1,544,708)
                                                      ===============   ===============  ================

                                                                              1996
                                                      ---------------------------------------------------
                                                                 Deferred Tax
                                                      --------------------------------
                                                            Asset          Liability           Total

        Inventory capitalization                      $        87,639                    $        87,639
        Allowance reserves                                     65,356                             65,356
        Installment sales                                               $   (1,713,395)       (1,713,395)
        Other                                                                  (33,313)          (33,313)
                                                      ---------------   --------------   ---------------
                                                      $       152,995   $   (1,746,708)  $    (1,593,713)
                                                      ===============   ==============   ===============

        As of December 31, 1997, the Company has state net operating loss carryforwards of approximately $517,000, which expire in 2012.

        The provisions for income taxes differ from the amounts computed by applying the federal statutory rate to income before income taxes for the years ended December 31, as follows:

                                                                                          1997            1996
        Computed income tax expense at federal
          statutory rate                                                             $    (194,484)  $      284,382
        State income taxes, net of federal income tax
          benefit                                                                          (36,278)          53,099
        Graduated income tax rates                                                           5,557           (8,125)
        Other                                                                                4,415           22,619
                                                                                     -------------   --------------
          Income tax (benefit) expense                                               $    (220,790)  $      351,975
                                                                                     ==============  ==============


11.     EMPLOYEE 401(k) PLAN

        The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $81,000 and $80,000 for the years ended December 31, 1997 and 1996, respectively.

12.     TRANSACTIONS WITH OFFICER AND EMPLOYEES

        At December 31, 1997 and 1996, the Company had a note receivable of $250,000 from an officer of the Company. The note accrues interest at 9.75% and is due on demand or by August 31, 1998. Included in contracts and mortgages receivable at December 31, 1997 and 1996 are contracts receivable from employees of the Company in the amount of $60,970 and $15,014, respectively. During the years ended December 31, 1997 and 1996 the Company had sales to officers and employees of approximately $75,074 and $16,600, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        No changes in or disagreements with accountants have occurred within the two-year period ended December 31, 1997.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        EXECUTIVE OFFICERS AND DIRECTORS

        The Company's executive officers and directors and their ages and positions with the Company as follows:

              Name                 Age                   Positions with Company

        Philip C. Taylor           46              President, Chairman of the Board,
                                                      Secretary and Treasurer
        Joel D. Kaul               38              Vice President and Chief Operating Officer
        W. John Driscoll           69              Director
        John H. Hooley             46              Director
        Charles J. McElroy         43              Director
        William R. Sieben          45              Director


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

        JOEL D. KAUL is Vice President and Chief Operating Officer. Mr. Kaul joined the Company in June 1995 and has over 10 years of experience in the real estate finance industry. From 1989-1995, Mr. Kaul served as senior asset manager for Dain Corporation. In this capacity, Mr. Kaul directed a staff of fifteen people in the management of a $300 million national real estate portfolio. Prior to joining Dain Corporation, Mr. Kaul spent four years employed as a CPA with Ernst and Young and Coopers and Lybrand. Mr. Kaul also served as the Chief Financial Officer for a Minnesota-based land developer for four years. Mr. Kaul graduated Cum Laude in 1981 from the University of Wisconsin-LaCrosse, with a double major in finance and accounting.

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

        JOHN H. HOOLEY has been a director of the Company since 1986. Mr. Hooley is President of Cub Foods, a division of Super Valu, Inc. He received a Bachelor of Arts Degree in Economics in 1974 from St. John's University, Collegeville, Minnesota. In 1980, he received his Juris Doctorate Degree from William Mitchell College of Law, St. Paul, Minnesota.

        CHARLES J. MCELROY has been a director of the Company since 1986. Mr. McElroy is a partner with the firm of Larson, Allen, Weishair & Company, a regional certified public accounting firm. He received his Bachelor of Arts Degree in Accounting from the College of St. Thomas, St. Paul, Minnesota, in 1976. Mr. McElroy is Mr. Philip C. Taylor's brother-in-law.

        WILLIAM R. SIEBEN has been a director of the Company since 1986. Mr. Sieben is a partner in the law firm of Schwebel, Goetz & Sieben, P.A., of Minneapolis, Minnesota. He received his Bachelor of Arts in 1972 from St. Cloud State University and a Juris Doctorate Degree from William Mitchell College of Law in 1977. He is past President of the Minnesota Trial Lawyers Association and has written several legal publications.

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

ITEM 10. EXECUTIVE COMPENSATION

             The following table sets forth the compensation paid or accrued by the Company for services rendered during the fiscal years ended December 31, 1997 and 1996 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 1997 exceeded $100,000:

             SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation
                                                         ---------------------------------------------------------
                  Name and                                                                            Other Annual
             Principal Position                          Year         Salary         Bonus(1)         Compensation
             Philip C. Taylor, President                 1997        $150,000          $6,355            $4,500(2)
                                                         1996         150,000          55,738             4,500(2)
             Joel D. Kaul, Vice President                1997         100,000           6,994                -
                                                         1996         100,000          35,706                -

--------------------

             (1) The amount of Mr. Taylor's bonus is approved by the Board of Directors and is based on a formula related to the Company's Profitability. Mr. Taylor's and Mr. Kaul's 1997 bonus of $6,355 and $6,994, consists of 1996 profit sharing for which payment was deferred until 1997.

             (2) Annual fee paid to Mr. Taylor for serving as a member of the Company's Board of Directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth as of December 31, 1997, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

                                                                                                     Percent of
                   Name and Address of                                     Outstanding            Number of Shares
                    Beneficial Owner                                        Shares (2)         Beneficially Owned (1)
             Philip C. Taylor
               43 Main Street, SE, Suite 506
               Minneapolis, Minnesota  55414                                 387,804 (3)               80.2%
             Charles J. McElroy
               Pillsbury Center
               220 South Sixth Street
               Suite 1000
               Minneapolis, Minnesota 55402                                  120,000 (4)               24.8
             Joel D. Kaul
               2821 Overlook Lane North
               Stillwater, Minnesota  55082                                    7,541                    1.5
             John H. Hooley
               9770 Old Deer Trail
               Stillwater, Minnesota  55082                                    5,740                    1.2
             William R. Sieben
               1201 Southview Drive
               Hastings, Minnesota  55033                                      5,740                    1.2
             W. John Driscoll
               2090 First National Bank Building
               St. Paul, Minnesota  55101                                          0 (5)                  *
             All executive officers and directors
               as a group (7 persons)                                        401,159                   82.7

--------------------

             (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.

             (2) Based on 484,129 shares of common stock outstanding at December
                 31, 1997.

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

             Mr. Taylor has a loan from the Company in the amount of $250,000, at December 31, 1997 and 1996. The demand promissory note bears an annual interest rate of 9.75%.

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

                          TAYLOR INVESTMENT CORPORATION
                                          (Registrant)

Dated:   March 25, 1998                   By     /S/ Philip C. Taylor
      ---------------------                     ---------------------
                                          Philip C. Taylor
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                           TITLE                                        DATE


/S/ Philip C. Taylor                                Chairman of the Board, President             March 25, 1998
--------------------------------------------        Secretary and Treasurer (Chief
Philip C. Taylor                                    Executive Officer)




/S/ W. John Driscoll                                Director                                     March 25, 1998
--------------------------------------------                                             ----------------------
W.    John Driscoll



/S/ John H. Hooley                                  Director                                     March 25, 1998
--------------------------------------------                                             ----------------------
John H. Hooley



/S/ Charles J. McElroy                              Director                                     March 25, 1998
--------------------------------------------                                             ----------------------
Charles J. McElroy



/S/ William R. Sieben                               Director                                     March 25, 1998
--------------------------------------------                                             ----------------------
William R. Sieben



/S/ Joel D. Kaul
--------------------------------------------
Joel D. Kaul                                        Vice President and Chief                     March 25, 1998
                                                    Operating Officer
                                                                                         --------------------------


INDEX TO EXHIBITS


EXHIBIT
  NO.             DESCRIPTION                                                                           PAGE

    3.1           Articles of Incorporation of the Company, as amended ...................................*
    3.2           Bylaws of the Company, as amended ......................................................*
    4.1           Form of Debenture (included as Article Two of Indenture filed as Exhibit 4.2)
    4.2           Form of Indenture by and between the Company and American
                  Bank National Association, as Trustee...................................................*
   10.1           Taylor Investment Corporation 1987 Nonqualified Stock Option Plan.......................*
   10.2           Office Lease Agreement between the Company and
                  Riverplace, Inc. dated February 4, 1994.................................................*
   10.3           Redevelopment Agreement between the City of Hillsboro, Illinois and the Company dated April 26, 1994....................................................*
   10.4           Agreement for the Development of  City Owned Lands between
                  The City of Hillsboro, Illinois and the Company dated March 3, 1992.....................*
   10.5           Contract For Private Development between The Joint East Range
                  Economic Development Authority and Laurentian
                  Development Authority...................................................................*
   10.6           Second Contract For Private Development between The Joint
                  East Range Economic Development Authority and Laurentian
                  Corporation Authority...................................................................*
   10.7           Term Agreement for the Development of Public Lands between
                  Kinkaid-Reed's Conservancy District and Kinkaid
                  Development Corporation.................................................................*
   10.8           Credit Agreement between Diversified Business Credit, Inc. and the Company dated November 18, 1986, as amended by Amendment to Credit Agreement dated June 2, 1993..................................................*
   10.9           Security Agreement between Diversified Business Credit, Inc. and the
                  Company dated November 18, 1986.........................................................*
  10.10           Agreement between the City of Coleraine, Minnesota and the
                  Company dated September 26, 1994........................................................*
   22.1           Subsidiaries of the Company.............................................................*
   27             Financial Data Schedule ................................................................*

--------------------------

* Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.