Form 10QSB
period 1998-03-31
TAYLOR INVESTMENT CORP /MN/
filed 1998-05-13
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1998           Commission File Number 33-87024C

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

       Common Stock, $.01 Par Value - 484,129 shares as of March 31, 1998

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


          PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 1998 (unaudited) and December 31, 1997 ...................3

          Condensed Consolidated Statements of Operations
          Three month periods ended March 31,
          1998 and 1997 (unaudited)...........................................4

          Condensed Consolidated Statements of Cash Flows Three months ended March 31, 1998 and 1997 (unaudited)...... ....................5

          Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.   Management's Discussion and Analysis of
          Results of Operation and Financial Condition .......................7

          Part II............................................................10

          Signatures.........................................................11

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                       MARCH 31, 1998  DECEMBER 31, 1997
                                                                                         -----------      -----------
ASSETS

INVENTORY - Principally land held for sale                                               $11,941,079      $12,231,884

CONTRACTS AND MORTGAGES RECEIVABLE                                                         9,474,184        9,094,999

INVESTMENT IN JOINT VENTURE                                                                   43,152           60,645

OTHER ASSETS:
   Cash                                                                                      262,515          648,760
   Notes receivable from officer                                                             256,010          250,000
   Tax increment financing receivable                                                        677,813          692,562
   Other receivables                                                                         196,636           92,240
   Income taxes receivable                                                                   314,296          314,296
   Prepaid expenses                                                                          190,257          136,483
   Land, buildings, and equipment, less accumulated depreciation of
      $648,014 and $579,114, respectively                                                    702,592          747,325
   Loan acquisition costs and debt issuance costs, less accumulated amortization of
      $236,147 and $215,917, respectively                                                    400,145          420,375
                                                                                         -----------      -----------
                                       Total other assets                                  3,000,265        3,302,041
                                                                                         -----------      -----------
                                                                                         $24,458,680      $24,689,569
                                                                                         ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                                          $ 5,726,906      $ 5,932,225

NOTES PAYABLE                                                                              7,039,802        7,028,377

CONTRACTS AND MORTGAGES PAYABLE                                                              277,674          406,948

SENIOR SUBORDINATED DEBT                                                                   3,990,000        3,990,000

OTHER LIABILITIES:
   Accounts payable                                                                          223,171          351,907
   Accrued liabilities                                                                       338,775          349,635
   Deposits on land sales and purchase agreements                                             47,685           25,572
                                                                                         -----------      -----------
                                     Total other liabilities                                 609,631          727,114

DEFERRED INCOME TAXES                                                                      1,628,254        1,544,708

COMMITMENTS AND CONTINGENCIES                                                                      0                0

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                                    4,841            4,841
   Additional paid-in capital                                                                740,136          740,136
   Retained earnings                                                                       4,441,436        4,315,220
                                                                                         -----------      -----------
                                   Total stockholders' equity                              5,186,413        5,060,197
                                                                                         -----------      -----------
                                                                                         $24,458,680      $24,689,569
                                                                                         ===========      ===========

See notes to condensed consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1997
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    --------------------------
                                                        1998           1997
REVENUES:
   Sales                                            $ 3,932,358    $ 2,621,505
   Interest income on contracts receivable              283,764        225,632
   Equity in earnings of 50% owned joint venture         17,507          1,544
                                                    -----------    -----------
   Other revenue                                         48,380        106,103
                                                    -----------    -----------
                        Total revenue                 4,282,009      2,954,784
                                                    -----------    -----------

EXPENSES:
   Cost of sales                                      2,314,522      1,768,123
   Selling, general, and administrative               1,287,993      1,244,246
   Interest expense                                     469,732        473,098
                                                    -----------    -----------
                   Total costs and expenses           4,072,247      3,485,467


INCOME (LOSS) BEFORE INCOME TAXES                       209,762       (530,683)

INCOME TAX EXPENSE (BENEFIT)                             83,546       (212,273)
                                                    -----------    -----------

NET INCOME (LOSS)                                   $   126,216    $  (318,410)
                                                    ===========    ===========

BASIC AND DILUTED NET INCOME (LOSS)
   PER COMMON SHARE OUTSTANDING                     $      0.26    $     (0.66)
                                                    ===========    ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    484,129        484,129
                                                    ===========    ===========


See notes to condensed consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                                                      1998             1997
                                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                   $   126,215       $  (318,410)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                                   89,130            84,514
       Deferred income taxes                                                                           83,546          (277,616)
       Equity in (earnings) loss of 50% owned joint venture                                           (17,507)           (1,544)
       Contracts and mortgages receivables funded                                                  (1,401,954)         (997,443)
       Payments on contracts and mortgages receivable                                               1,022,769         1,995,509
       Decrease in inventory - land held for sale                                                   1,553,845         2,045,543
       (Increase) in other receivables                                                                (95,657)          (37,537)
       Increase (decrease) in income tax receivable                                                      --              65,540
       Increase in prepaid expenses                                                                   (53,774)         (132,047)
       Increase in other liabilities                                                                  (10,860)
       Increase (decrease) in accounts payable,accrued liabilities, and income taxes payable         (128,736)         (152,347)
       Increase in deposits on land sales and purchase agreements                                      22,113            29,381
                                                                                                  -----------       -----------
                                                                                                    1,062,915         2,621,953
                                                                                                  -----------       -----------
                              Net cash provided by operating activities                             1,189,130         2,303,543

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                                             (24,167)          (62,245)
       Proceeds from distribution of joint venture                                                     35,000              --
                                                                                                  -----------       -----------
                              Net cash used in investing activities                                    10,833           (62,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                                               (205,319)         (344,702)
       Repayment of notes, contracts, and mortgage payables                                        (1,380,889)       (2,189,027)
       Retirement of common stock                                                                        --             (70,187)
                                                                                                  -----------       -----------
                              Net cash used in financing activities                                (1,586,208)       (2,603,916)
                                                                                                  -----------       -----------

DECREASE IN CASH                                                                                     (386,245)         (362,618)

CASH AT BEGINNING OF PERIOD                                                                           648,760           615,054
                                                                                                  -----------       -----------

CASH AT END OF PERIOD                                                                             $   262,515       $   252,436
                                                                                                  ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                                                $   475,678       $   465,385
                                                                                                  ===========       ===========
          Income taxes                                                                            $      --         $    65,540
                                                                                                  ===========       ===========
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                                              $ 1,263,040       $ 1,945,484
                                                                                                  ===========       ===========


See notes to condensed consolidated financial statements (unaudited).

TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997, and the condensed consolidated statements of operation for the three month periods ended March 31, 1998 and 1997 and the statements of cash flow have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 1998 and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1997 Form 10-KSB.

      The results of operations for the interim periods are not necessarily indicative of results which will be realized for the full year.

2. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No.130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption of the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three months ended March 31, 1998 or 1997.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997.

Sales of $3,932,358, including sales of shell and turn-key homes, condominiums and townhomes, ("structures") of $698,660, for the quarter ended March 31, 1998 increased by $1,310,853 from the same period in 1997. Land sales of $3,233,698 increased by $1,008,962 from the same period in 1997, and structure sales increased by $301,891. The increase in land sales is largely attributable to mild winter weather conditions in the first quarter.

Gross profit was $1,617,836, or 41.1%, for the quarter ended March 31, 1998 compared to $853,382, or 32.6%, for the same period in 1997. The gross profit margin on land sales was 46.7% in 1998 compared to 35.4%. The gross profit margins increase is due primarily to the sale of high margin inventory at the Jasper, GA office. The gross profit margin on sales of structures showed a small decline, in 1998 to 15.3% from 16.4% in 1997.

Selling, general and administrative expenses of $1,287,993 were 32.8% of sales for the first quarter of 1998, compared to $1,244,246, or 47.5%, for the same period in 1997. The 14.7% decrease in these expenses as a percent of sales is attributable to managements efforts to control expenses, as well as a larger sales base.

For the quarter ended March 31, 1998, interest income was $58,132 higher than for the same period in 1997 due to an increase in the average balance of contracts and mortgages receivable. Other revenues of $48,380 for the first quarter of 1998 decreased from $106,103 for the same period in 1997. The decrease in other revenue is attributable to management fees received in 1997, for the Resort Hospitality. The company discontinued management of the resort on November 1 ,1997.

Interest expense was $469,732 and $473,098 for the quarters ended March 31, 1998 and 1997, respectively.

Income tax expense, as a percentage of income, for the first three months of 1998 was 39.8% and the income tax benefit for 1997 was 40.0%. Income taxes are based on the Company's estimated annual income tax rate which includes state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended March 31, 1998 and 1997.

                                          Three months ended  Three months ended
                                            March 31, 1998      March 31, 1997
                                              -----------         -----------
Net cash provided by (used in):
      Operating activities                    $ 1,189,130         $ 2,303,543
      Investing activities                         10,833             (62,245)
      Financing activities                     (1,586,208)         (2,603,916)
                                              -----------         -----------
            Net increase (decrease) in cash   $  (386,245)        $  (362,618)


Sources of financing as of March 31, 1998 and December 31, 1997 are detailed in the following table:

                              SOURCES OF FINANCING

                   March 31, 1998   Percentage   December, 31, 1997   Percentage
                   --------------   ----------   ------------------   ----------
Lines of Credit      $ 5,726,906      33.62%         $ 5,932,225        34.18%
Notes Payable(1)       7,039,802      41.33            7,028,377        40.49
Mortgages Payable        277,674       1.63              406,948         2.34
Subordinated Debt      3,990,000      23.42            3,990,000        22.99
                     -----------     ------          -----------       ------
                     $17,034,382     100.00%         $17,357,550       100.00%
                     ===========     ======          ===========       ======


Total debt declined $323,168 from December 31, 1997, due to: 1) repayment of debt from collections of contracts and mortgages receivable and 2) a decline in inventory of $290,805. As of March 31, 1998, contracts and mortgages receivable were $9,474,184 compared to $9,094,999 as of December 31, 1997. The increase in the portfolio is due to more customers taking advantage of the company's financing programs.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1998.


--------
Notes payable include the real estate line of credit in the amounts of $1,351,812 and $1,592,221 as of March 31, 1998 and December 31, 1997,
respectively.(1)

SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-KSB and Form 10-QSB, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

      * Changing economic conditions, including economic downturns or recessions and rising interest rates;
      * The ability of the company to maintain and enhance its market position relative to its competitors, to realize productivity, and to continue to control expenses;
      * The availability of suitable tracts of undeveloped land in proximity to the marketplace;
      *     Changes in zoning and subdivision regulations;
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



                                 Taylor Investment Corporation
                                 (Registrant)

Dated:  May 13, 1998             /S/ Philip C. Taylor
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  May 13, 1998              /S/ Joel D. Kaul
                                  Joel D. Kaul
                                  Vice President and Chief Operating Officer