Form 10QSB
period 1998-06-30
TAYLOR INVESTMENT CORP /MN/
filed 1998-08-14
CIK 934373

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1998              Commission File Number 33-87024C
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

                           --------------------------

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

       Common Stock, $.01 Par Value - 484,129 shares as of June 30, 1998


       -------------------------------------------------------------------

                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


           PART I.  FINANCIAL INFORMATION                               Page No.

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
           June 30, 1998 (unaudited) and December 31, 1997 ....................3

           Condensed Consolidated Statements of Operations
           Three and six month periods ended June 30,
           1998 and 1997 (unaudited)...........................................4

           Condensed Consolidated Statements of Cash Flows Six months ended
           June 30, 1998 and 1997 (unaudited)..................................5

           Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.    Management's Discussion and Analysis of
           Results of Operation and Financial Condition .......................7

           Part II............................................................11

           Signatures.........................................................12


                                     2 of 12

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                             JUNE 30, 1998    DECEMBER 31, 1997
                                                                             -------------    -----------------
ASSETS

INVENTORY - Principally land held for sale                                   $  9,980,823        $ 12,231,884

CONTRACTS AND MORTGAGES RECEIVABLE                                              9,133,541           9,094,999

INVESTMENT IN JOINT VENTURE                                                         6,782              60,645

OTHER ASSETS:
   Cash                                                                            72,944             648,760
   Notes receivable from officer                                                  231,010             250,000
   Tax increment financing receivable                                             676,678             692,562
   Other receivables                                                              169,391              92,240
   Income taxes receivable                                                             --             314,296
   Prepaid expenses                                                               578,268             136,483
   Land, buildings, and equipment, less accumulated depreciation of
      $653,895 and $579,114, respectively                                         566,273             747,325
   Loan acq. costs and debt issuance costs, less accum. amort. of
      $256,795 and $215,917 respectively                                          381,996             420,375
                                                                             ------------        ------------
                            Total other assets                                  2,676,560           3,302,041
                                                                             ------------        ------------
                                                                             $ 21,797,706        $ 24,689,569
                                                                             ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                              $  4,468,472        $  5,932,225

NOTES PAYABLE                                                                   5,559,728           7,028,377

CONTRACTS AND MORTGAGES PAYABLE                                                   118,317             406,948

SENIOR SUBORDINATED DEBT                                                        3,990,000           3,990,000

OTHER LIABILITIES:
   Accounts payable                                                               224,845             351,907
   Accrued liabilities                                                            378,802             349,635
   Deposits on land sales and purchase agreements                                  24,918              25,572
                                                                             ------------        ------------
                          Total other liabilities                                 628,565             727,114

DEFERRED INCOME TAXES                                                           1,633,668           1,544,708

COMMITMENTS AND CONTINGENCIES                                                          --                  --

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 and 484,129 shares issued and outstanding, respectively               4,841               4,841
   Additional paid-in capital                                                     740,136             740,136
   Retained earnings                                                            4,653,979           4,315,220
                                                                             ------------        ------------
                        Total stockholders' equity                              5,398,956           5,060,197
                                                                             ------------        ------------
                                                                             $ 21,797,706        $ 24,689,569
                                                                             ============        ============

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 12

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                 JUNE 30,                             JUNE 30,
                                                      ------------------------------       ------------------------------
REVENUES:                                                 1998               1997              1998              1997
   Sales                                              $  5,693,075      $  4,185,916       $  9,625,433      $  6,807,421
   Interest income on contracts receivable                 276,546           268,579            560,310           494,211
   Equity in earnings of 50% owned joint venture            12,631            15,635             30,137            17,179
   Other revenue                                            85,612            91,988            133,992           198,091
                                                      ------------      ------------       ------------      ------------
                      Total revenue                      6,067,864         4,562,118         10,349,872         7,516,902

EXPENSES:
   Cost of sales                                         3,206,288         2,806,812          5,520,810         4,574,935
   Selling, general, and administrative                  1,621,000         1,340,761          2,908,493         2,585,007
   Interest expense                                        429,755           416,768            899,487           889,866
                                                      ------------      ------------       ------------      ------------
                Total costs and expenses                 5,257,043         4,564,341          9,328,790         8,049,808


INCOME (LOSS) BEFORE INCOME TAXES                          810,821            (2,223)         1,021,082          (532,906)

INCOME TAX EXPENSE (BENEFIT)                               324,310              (666)           407,856          (212,939)
                                                      ------------      ------------       ------------      ------------

NET INCOME (LOSS)                                     $    486,511      $     (1,557)      $    613,226      $   (319,967)
                                                      ============      ============       ============      ============

NET INCOME (LOSS) PER COMMON SHARE
   OUTSTANDING                                        $       1.00      $      (0.00)      $       1.27      $      (0.66)
                                                      ============      ============       ============      ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       484,129           484,129            484,129           484,129
                                                      ============      ============       ============      ============

See notes to consolidated financial statements (unaudited).


                                    4 of 12

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                      1998               1997
                                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $    613,226       $   (319,967)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                   177,574            169,986
       Loss on disposal of fixed assets                                                 94,616
       Deferred income taxes                                                            88,960           (278,282)
       Equity in earnings of 50% owned joint venture                                   (30,137)           (17,179)
       Contracts and mortgages receivables funded                                   (2,959,015)        (1,588,799)
       Payments on contracts and mortgages receivable                                2,920,473          3,329,360
       Decrease in inventory - land held for sale                                    3,825,013          3,841,655
       Increase in other receivables                                                   (42,277)           (47,513)
       Decrease in income tax receivable                                               314,296             65,540
       Increase in prepaid expenses                                                   (441,785)          (129,411)
       Increase (decrease) in accrued liabilities                                       29,167            (29,888)
       Decrease in accounts payable                                                   (127,062)          (113,398)
       (Decrease) increase in deposits on land sales and purchase agreements              (654)            25,724
                                                                                  ------------       ------------
                                                                                     3,849,169          5,227,795
                                                                                  ------------       ------------
                              Net cash provided by operating activities              4,462,395          4,907,828

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                              (52,759)          (102,365)
       Proceeds from distribution of joint venture                                      84,000                 --
                                                                                  ------------       ------------
                              Net cash used in investing activities                     31,241           (102,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                              (1,463,753)          (926,568)
       Repayment of notes, contracts, and mortgage payables                         (3,331,232)        (4,023,930)
       Dividends Paid                                                                 (274,467)                --
       Retirement of Common Stock                                                           --            (70,188)
                                                                                  ------------       ------------
                              Net cash used in financing activities                 (5,069,452)        (5,020,686)
                                                                                  ------------       ------------

DECREASE IN CASH                                                                      (575,816)          (215,223)

CASH AT BEGINNING OF PERIOD                                                            648,760            615,054
                                                                                  ------------       ------------

CASH AT END OF PERIOD                                                             $     72,944       $    399,831
                                                                                  ============       ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                                $    913,202       $    852,646
                                                                                  ============       ============
          Income taxes                                                            $    164,400       $     68,040
                                                                                  ============       ============
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                              $  1,573,952       $  1,284,540
                                                                                  ============       ============

See notes to condensed consolidated financial statements (unaudited).


                                    5 of 12

TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997, and the condensed consolidated statements of operation for the three and six month periods ended June 30, 1998 and 1997 and the statements of cash flow for the six months ended June 30, 1998 and 1997 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at June 30, 1998 and the results of operations and cash flows for all periods presented.

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

2. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No.130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption of the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the six months ended June 30, 1998 or 1997.


                                    6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997.

Sales of $5,693,075, including sales of shell and turn-key homes, condominiums and townhomes, ("structures") of $182,746, for the quarter ended June 30, 1998 increased by $1,507,158 from the same period in 1997. Land sales of $5,510,329 increased by $1,905,209 from the same period in 1997, and structure sales decreased by $398,051. The increase in land sales is attributable to an early spring season and mild weather conditions in the second quarter. The decrease in structure sales is attributable to the reduction of construction.

Gross profit was $2,486,787, or 43.7%, for the quarter ended June 30, 1998 compared to $1,379,107, or 33.0%, for the same period in 1997. The gross profit margin on land sales was 44.9% in 1998 compared to 36.5%. The increase in gross profit margin on land is due primarily to the sale of higher margin inventory in 1998, where as, in 1997 sales programs were aimed toward the liquidation of lower-margin, aged inventory. The gross profit margin on sales of structures showed a decline, in 1998 to 6.5% from 11.1% in 1997. The decline is attributable to liquidation of structure inventory.

Selling, general and administrative expenses of $1,621,000 were 28.5% of sales for the second quarter of 1998, compared to $1,340,761 or 32.0%, for the same period in 1997. The 3.5% decrease in these expenses, as a percent of sales, is attributable to managements efforts to control expenses and increase sales.

For the quarter ended June 30, 1998, interest income was $7,967 higher than for the same period in 1997 due to an increase in the average balance of contracts and mortgages receivable. Other revenues of $85,612 for the first quarter of 1998 decreased from $91,987 for the same period in 1997. The decrease in other revenue is attributable to management fees received in 1997, for the Resort Hospitality. The company discontinued management of the resort on November 1, 1997.

Interest expense was $429,755 and $416,768 for the quarters ended June 30, 1998 and 1997, respectively. The increase is due to the increase in debt incurred to provide financing to customers for property purchases. Contracts and mortgages receivable increased 19.4% to $9,133,541 from June 30, 1997.

The loss on the disposal of fixed assets, in the amount of $94,616, is due to the replacement and premature disposal of accounting and custom software.


                                     7 of 12

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997.

Sales for the six months ended June 30, 1998 were $9,625,433, an increase of $2,818,011 or 41.4%, compared to the same period in 1997. Land sales of $8,744,027 increased by $2,914,171 from the same period in 1997, due primarily to unseasonally warm weather throughout the first quarter and into the first half of the second quarter. Sales of structures declined $96,160 due to lower levels of structure inventory in 1998.

Gross profit for the first six months of 1998 was $4,104,623, or 42.6%, compared to $2,232,487, or 32.8% for the same period in 1997. The gross profit from land sales was 45.6% and 36.1% for the six months ended June 30, 1998 and 1997, respectively. The increase in gross profit is principally due to the sale of high margin property in 1998, where as, in 1997 sales programs were aimed toward the liquidation of lower-margin, aged inventory. The gross profit from the sale of structures was 13.5% in 1998 and 13.2% for the same period in 1997.

Interest income of $560,310 for the first six months of 1998 was 13.4% higher than for the same period in 1997, due to an increase in the average balance of contracts and mortgages receivable.

For the first six months of 1998, selling, general and administrative expenses were $2,908,493, or 30.2% of sales, compared to $2,585,007, or 38.0% of sales in 1997. The decrease in expenses, as a percent of sales, is due to management's focus on controlling expenses and increasing sales in 1998.

Income tax expense, as a percentage of income, for the first six months of 1998 was 39.9% and the income tax benefit for the same period in 1997 was 40.0%. Income taxes are based on the Company's estimated annual income tax rate, which includes state income taxes.


                                    8 of 12

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operations, investing and financing activities for the six months ended June 30, 1998 and 1997.

                                           Six months ended    Six months ended
                                            June 30, 1998       June 30, 1997
                                            -------------       -------------
Net cash provided by (used in):
         Operating activities               $   4,462,395       $   4,907,828
         Investing activities                      31,241            (102,365)
         Financing activities                  (5,069,452)         (5,020,686)
                                            ---------------------------------
                  Net decrease in cash      $    (575,816)      $    (215,223)


The principal sources of cash flow for the first six months of 1998 and 1997 were cash received from sales of land and structures.

Sources of financing as of June 30, 1998 and December 31, 1997 are detailed in the following table:

                              SOURCES OF FINANCING

                     June 30, 1998   Percentage   December 31, 1997   Percentage
                     -------------   ----------   -----------------   ----------

Lines of Credit      $   4,468,472      31.7%       $   5,932,225        34.2%
Notes Payable(1)         5,559,728      39.3            7,028,377        40.5
Mortgages Payable          118,317        .8              406,948         2.3
Subordinated Debt        3,990,000      28.2            3,990,000        23.0
                     -----------------------------------------------------------
                     $  14,136,517     100.00%      $  17,357,550       100.00%
                     ===========================================================


Total debt declined $3,221,033 from December 31, 1997, due to a decline in inventory. As of June 30, 1998, contracts and mortgages receivable were $9,133,541 compared to $9,094,999 as of December 31, 1997. The increase in the portfolio is due to increased sales activity.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1998.



-------------------

Notes payable includes the real estate line of credit in the amounts of $1,047,556 and $1,592,221 as of June 30, 1998 and December 31, 1997,
respectively.(1)


                                    9 of 12

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


                                    10 of 12

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


                                    11 of 12

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Taylor Investment Corporation
                               -----------------------------------------
                                 (Registrant)


Dated: August 12, 1998           /S/ Philip C. Taylor
                               -----------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: August 12, 1998           /S/ Joel D. Kaul
                               -----------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


                                    12 of 12