Form 10QSB
period 1998-09-30
TAYLOR INVESTMENT CORP /MN/
filed 1998-11-13
CIK 934373

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

For the period ended September 30, 1998         Commission File Number 33-87024C
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


                                 Not applicable
    -------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)


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

     Common Stock, $.01 Par Value - 484,129 shares as of September 30, 1998


                                     1 of 13

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX



         PART I.  FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 1998 (unaudited) and December 31, 1997.................3

         Condensed Consolidated Statements of Operations
         Three and nine month periods ended September 30,
         1998 and 1997 (unaudited)............................................4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 1998 and 1997 (unaudited)............5

         Notes to Condensed Consolidated Financial Statements (unaudited).....6

Item 2.  Management's Discussion and Analysis of
         Results of Operation and Financial Condition ........................7

         Part II.............................................................12

         Signatures..........................................................13


                                     2 of 13

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                     SEPTEMBER 30, 1998   DECEMBER 31, 1997
ASSETS

INVENTORY - Principally land held for sale                               $   10,801,260      $   12,231,884

CONTRACTS AND MORTGAGES RECEIVABLE                                            9,177,443           9,094,999

INVESTMENT IN JOINT VENTURE                                                       3,205              60,645

OTHER ASSETS:
   Cash                                                                         373,920             648,760
   Notes receivable from officer                                                225,000             250,000
   Tax increment financing receivable                                           668,059             692,562
   Other receivables                                                            127,428              92,240
   Income taxes receivable                                                            0             314,296
   Prepaid expenses                                                             215,002             136,483
   Funds held by trustee                                                         73,000                   0
   Land, buildings, and equipment, less accumulated depreciation of
      $709,084 and $579,114, respectively                                       515,336             747,325
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $268,825 and $215,917, respectively                       367,466             420,375
                                                                         --------------      --------------
                              Total other assets                              2,565,211           3,302,041
                                                                         --------------      --------------
                                                                         $   22,547,119      $   24,689,569
                                                                         ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                          $    5,465,452      $    5,932,225

NOTES PAYABLE                                                                 5,474,838           7,028,377

CONTRACTS AND MORTGAGES PAYABLE                                                 328,819             406,948

SENIOR SUBORDINATED DEBT                                                      3,905,000           3,990,000

OTHER LIABILITIES:
   Accounts payable                                                             201,103             351,907
   Accrued liabilities                                                          339,086             349,635
   Deposits on land sales and purchase agreements                                73,254              25,572
                                                                         --------------      --------------
                              Total other liabilities                           613,443             727,114

DEFERRED INCOME TAXES                                                         1,042,843           1,544,708

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                       4,841               4,841
   Additional paid-in capital                                                   740,136             740,136
   Retained earnings                                                          4,971,747           4,315,220
                                                                         --------------      --------------
                              Total stockholders' equity                      5,716,724           5,060,197
                                                                         --------------      --------------
                                                                         $   22,547,119      $   24,689,569
                                                                         ==============      ==============

See notes to consolidated financial statements (unaudited).


                                     3 of 13

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -------------------------------     ------------------------------
REVENUES:                                                       1998              1997              1998             1997
   Sales                                                   $   4,793,365     $   5,566,267     $  14,418,798    $  12,373,688
   Interest income on contracts receivable                       260,007           249,463           820,317          743,674
   Equity in (loss) earnings of 50% owned joint venture           (3,577)           (1,961)           26,560           15,218
   Other revenue                                                 103,740           117,264           237,732          315,356
                                                           -------------     -------------     -------------    -------------
                              Total revenue                    5,153,535         5,931,033        15,503,407       13,447,936

EXPENSES:
   Cost of sales                                               2,954,070         3,325,604         8,474,879        7,900,539
   Selling, general, and administrative                        1,454,465         1,785,032         4,362,958        4,370,039
   Interest expense                                              219,835           434,502         1,119,322        1,324,368
                                                           -------------     -------------     -------------    -------------
                      Total costs and expenses                 4,628,370         5,545,138        13,957,159       13,594,946


INCOME (LOSS) BEFORE INCOME TAXES                                525,165           385,895         1,546,248         (147,010)

INCOME TAX EXPENSE (BENEFIT)                                     211,823           154,358           619,679          (58,581)
                                                           -------------     -------------     -------------    -------------

NET INCOME (LOSS)                                          $     313,342     $     231,537     $     926,569    $     (88,429)
                                                           =============     =============     =============    =============

NET INCOME (LOSS) PER COMMON SHARE
   OUTSTANDING                                             $        0.65     $        0.48     $        1.91    $       (0.18)
                                                           =============     =============     =============    =============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                             484,129           484,129           484,129          484,235
                                                           =============     =============     =============    =============

See notes to consolidated financial statements (unaudited).


                                    4 of 13

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                             1998             1997
                                                                         ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $    926,569     $    (88,429)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                          252,624          261,278
       Loss on disposal of assets                                             109,957               --
       Deferred income taxes                                                 (501,865)        (141,095)
       Equity in earnings of 50% owned joint venture                          (26,560)         (15,219)
       Contracts and mortgages receivables funded                          (4,554,271)      (2,719,878)
       Payments on contracts receivable                                     4,471,827        3,943,334
       Decrease in inventory - land held for sale                           4,629,420        4,769,840
       Decrease in other receivables                                           14,315          145,629
       Decrease in income taxes receivable                                    314,296           65,540
       Increase in prepaid expenses                                           (78,519)        (115,689)
       Decrease in accounts payable                                          (150,804)        (113,699)
       (Decrease) Increase in accrued liabilities                             (10,549)          49,234
       Increase in deposits on land sales and purchase agreements              47,682           55,638
                                                                         ------------     ------------
                  Net cash provided by operating activities                 5,444,122        6,096,484

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                                     (77,983)        (141,411)
       Proceeds from sale of property and equipment                               300               --
       Dividend from joint venture                                             84,000           30,000
       Increase in funds held by trustee                                      (73,000)              --
                                                                         ------------     ------------
                  Net cash provided by (used in) investing activities         (66,683)        (111,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                       (466,773)         (21,609)
       Repayment of notes, contracts, and mortgage payables                (4,830,464)      (5,221,949)
       Retirement of common stock                                                   0          (70,188)
       Dividends paid                                                        (270,042)        (300,160)
       Repayment of subordinated debt                                         (85,000)              --
                                                                         ------------     ------------
                  Net cash used in financing activities                    (5,652,279)      (5,613,906)
                                                                         ------------     ------------

INCREASE (DECREASE) IN CASH                                                  (274,840)         371,167

CASH AT BEGINNING OF PERIOD                                                   648,760          615,054
                                                                         ------------     ------------

CASH AT END OF PERIOD                                                    $    373,920     $    986,221
                                                                         ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                          1,132,411        1,327,102
                                                                         ============     ============
          Income taxes                                                        967,248           14,671
                                                                         ============     ============
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                        3,198,796        3,317,562
                                                                         ============     ============


                                    5 of 13

TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1997 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and the statements of cash flow for the nine months ended September 30, 1998 and 1997 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at September 30, 1998 and the results of operations and cash flows for all periods presented.

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

2. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which was adopted by the Company beginning January 1, 1998. SFAS No.130 requires the disclosure of comprehensive income and its components in the general-purpose financial statements. The adoption of the Company of SFAS No. 130 did not have a material effect on the Company's financial statements for the three or nine months ended September 30, 1998 or 1997.


                                     6 of 13

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL
CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997.

Sales of $4,793,365, including sales of structures of $170,634, for the quarter ended September 30, 1998 decreased by $772,902 from the same period in 1997. Land sales of $4,622,731 decreased by $559,647 from the same period in 1997, and structure sales decreased by $213,255. The decrease in land sales is attributable to strong sales in the third quarter of 1997. The decrease in structure sales is attributable to the planned reduction of this product.

Gross profit was $1,839,295 or 38.4%, for the quarter ended September 30, 1998 compared to $2,240,663 or 40.3%, for the same period in 1997. The gross profit margin on land sales was 40.2% in 1998 compared to 42.1% in 1997. The decrease in gross profit margin on land is due to unexpected development costs in the third quarter of 1998. The gross profit margin on sales of structures is negative for the third quarter of 1998. This is attributable to the liquidation of the remaining time-share inventory at the Laurentian, at less than cost.

Selling, general and administrative expenses of $1,454,465 were 30.3% of sales for the third quarter of 1998, compared to $1,785,032 or 32.1%, for the same period in 1997. The 1.8% decrease in these expenses, as a percent of sales, is attributable to management's continued efforts to control expenses.

For the quarter ended September 30, 1998, interest income was $10,544 higher than for the same period in 1997 due to an increase in the average balance of contracts and mortgages receivable, driven by increased sales for the first three quarters of 1998. Other revenues of $103,740 for the third quarter of 1998 decreased by $13,524 for the same period in 1997. The decrease in other revenue is attributable to management fees received in 1997, for the Resort Hospitality. The company discontinued management of the resort on November 1, 1997.

Interest expense was $219,835 and $434,502 for the quarters ended September 30, 1998 and 1997, respectively. The decrease is due to the reduction of inventory and related debt.


                                     7 of 13

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997.

Sales for the nine months ended September 30, 1998 were $14,418,798, an increase of $2,045,110 or 16.53%, compared to the same period in 1997. Land sales of $13,366,758 increased by $2,354,525 from the same period in 1997, due to a strong market place. Sales of structures declined $309,415 due to lower levels of structure inventory in 1998, caused by a planned reduction of this product.

Gross profit for the first nine months of 1998 was $5,943,919, or 41.2%, compared to $4,473,149 or 36.1% for the same period in 1997. The gross profit from land sales was 43.7% and 38.9% for the nine months ended September 30, 1998 and 1997, respectively. The increase in gross profit is higher in 1998 compared to 1997, as a result of sales programs being aimed toward the liquidation of lower-margin, aged inventory in 1997. The gross profit from the sale of structures was 9.5% in 1998 and 13.8% for the same period in 1997.

Interest income of $820,317 for the first nine months of 1998 was 10.3% higher than for the same period in 1997, due to an increase in the average balance of contracts and mortgages receivable, driven by increased sales. Other revenue for the first nine months of 1998 decreased by $77,624, compared to the same period in 1997, due to management fees for the Resort Hospitality received in 1997. The Company discontinued management of the resort on November 1, 1997.

For the first nine months of 1998, selling, general and administrative expenses were $4,362,958 or 30.3% of sales, compared to $4,370,039, or 35.3% of sales in 1997. The decrease in expenses, as a percent of sales, is due to management's focus on controlling expenses and increasing sales in 1998.

Income tax expense, as a percentage of income, before income tax expense, was 40.1% for the first nine months of 1998 and income tax benefit, for the same period in 1997, was 39.8% of loss before income tax benefit. Income taxes are based on the Company's estimated annual income tax rate, which includes state income taxes.

The loss on the disposal of fixed assets, in the amount of $109,957, is due primarily to the replacement and disposal of accounting and custom software.


                                     8 of 13

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the nine months ended September 30, 1998 and 1997.

                                         Nine months ended    Nine months ended
                                         September 30, 1998   September 30, 1997
                                         ------------------   ------------------

Net cash provided by (used in):
Operating activities                       $  5,444,122         $  6,096,484
Investing activities                            (66,317)            (111,411)
Financing activities                         (5,652,279)          (5,613,906)
                                         ---------------------------------------
      Net (decrease) increase in cash      $   (274,840)        $    371,167

The principal sources of cash flow for the first nine months of 1998 and 1997 were cash received from sales of land and structures.

Sources of financing as of September 30, 1998 and December 31, 1997 are detailed in the following table:


                              SOURCES OF FINANCING

                    September 30, 1998   Percentage       December 31, 1997   Percentage
                    ------------------   ----------       -----------------   ----------
Lines of Credit           $  5,465,452       36.0%             $  5,932,225       34.2%
Notes Payable(1)             5,474,838       36.1                 7,028,377       40.5
Mortgages Payable              328,819        2.2                   406,948        2.3
Subordinated Debt            3,905,000       25.7                 3,990,000       23.0
                    --------------------------------------------------------------------
                          $ 15,174,109     100.00%             $ 17,357,550     100.00%
                    ====================================================================

Total debt declined $2,183,441 from December 31, 1997, due to a decline in inventory. As of September 30, 1998, contracts and mortgages receivable were $9,177,443 compared to $9,094,999 as of December 31, 1997. The increase in the portfolio is due to increased sales activity.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1998.



-----------------------------
(1) Notes payable includes the real estate line of credit in the amounts of $1,866,785 and $1,592,221 as of September 30, 1998 and December 31, 1997,
    respectively.


                                    9 of 13

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


THE YEAR 2000 ISSUE - As with other organizations, some of the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the year 2000 and beyond. As a result, the year 2000 may cause system errors, or complete failure.

The Company has recently implemented new computer systems in all areas of operations, except accounts receivable, that are expected to remedy this situation. The new software and hardware systems have been purchased since the year 2000 issue has been exposed and all sellers have assured the Company, in writing, that their product is year 2000 compliant. The Company is currently in the process of evaluating an accounts receivable software package that is certified as year 2000 compliant. The plan is to have a new system selected by December 31, 1998 and fully implemented by June 30, 1999.

The Company has, and will continue to, communicate with third parties with which it does significant business to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party issues. Of these third party vendors, approximately half have been contacted, with the other half to be contacted by the end of 1998. A written response regarding their year 2000 readiness has been, and will continue to be, requested.

Currently, the costs that have been associated to the year 2000 issue total approximately $335,000, This cost is comprised, primarily, of new computer hardware and new financial accounting software. The Company is still evaluating the overall costs, however, the expected cost to complete, which includes the purchase and implementation of new accounts receivable software, is not expected to exceed $50,000.


                                    10 of 13

Overall, the Company believes it has amply researched the year 2000 issue and has taken actions, which minimize the risk of system failure or corruption. In the case that a new accounts receivable system is not in place by the year 2000, or would fail to operate, the Company could keep records manually. This failure may be a hindrance but the Company could continue with business, as normal. Also, if third party creditors have system failures it may limit the immediate credit available to the Company, but with cash and inventory on hand, business would not be immediately affected.


                                    11 of 13

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


                                    12 of 13

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



                                  Taylor Investment Corporation
                                 -----------------------------------------------
                                  (Registrant)


Dated: October 30, 1998          /S/ Philip C. Taylor
                                 -----------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: October 30, 1998          /S/ Joel D. Kaul
                                 -----------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


                                    13 of 13