Form 10KSB40
period 1998-12-31
TAYLOR INVESTMENT CORP /MN/
filed 1999-03-30
CIK 934373

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 1998

   [ ]         TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 33-87024C

                          TAYLOR INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

              Minnesota                                 41-1373372
-----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

              43 Main Street S.E., Suite 506, Minneapolis, MN 55414
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (612) 331-6929
                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes _X_     No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $21,373,505
                                                         -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $1,224,637 as of December 31, 1998
                       ----------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 484,129 shares as of December 31, 1998
      ---------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of certain exhibits hereto are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

   Transitional Small Business Disclosure Format (check one): Yes ___   No _X_

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS..............................................................1

         General...............................................................1

         Principal Business....................................................1

         Competition...........................................................3

         Regulation............................................................3

         Employees.............................................................3

ITEM 2.  PROPERTIES............................................................3

ITEM 3.  LEGAL PROCEEDINGS.....................................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4


                                     PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................4

ITEM 7.  FINANCIAL STATEMENTS.................................................12

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................27


                                    PART III
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................27

ITEM 10. EXECUTIVE COMPENSATION...............................................28

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................29

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................30

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................30

SIGNATURES....................................................................31

                                     PART I

ITEM 1.  BUSINESS

         GENERAL

         Taylor Investment Corporation (the Company) was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land, principally lakeshore, river frontage, and wooded acreage within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, Georgia, and Texas. The Company subdivides these tracts into lots and markets them through its Four Seasons sales offices for use as vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically ranges from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots, which it sells, but has contracted for the construction of homes on an isolated basis. The Company believes it is the largest developer of waterfront properties for the construction of primary and second homes in Minnesota and Wisconsin and is not aware of any other major developer in those states.

         To simplify and facilitate the purchasing process for its customers, the Company offers qualified customers loans collateralized by mortgages on the lots. Customers desiring financing must submit credit applications to the Sales and Marketing Department, which then has a credit analysis completed on such customers to determine their creditworthiness. Depending on the results of this analysis, the Sales and Marketing Department approves or disapproves the loan or submits the information to the Finance and Accounting Department for further analysis. The number of lot purchases financed with Company-originated mortgage loans depends on the availability and terms of alternative sources of credit to the customer.

         The Company believes it must position itself to take advantage of the current and expected future demand for recreational properties for building primary and secondary homes. The Company's strategy is to expand the organization by exploring new markets outside of the Midwest.

         PRINCIPAL BUSINESS

         Taylor's operations are organized into four primary departments:
         Acquisitions, Development, Sales and Marketing, and Finance and Accounting.

         ACQUISITIONS - To locate potential quality lakefront, river front, and wooded properties for purchase, development, and sale, Taylor's Acquisition Department reviews plat maps for the areas served by its sales offices and identifies undeveloped tracts of land, principally lakeshore property and river frontage. The Acquisitions Department then obtains additional information regarding the property and any nearby amenities from such sources as topographical maps and reports from the Department of Natural Resources. Other due diligence activities conducted to determine the suitability of the property for purchase by the Company may include studies of local maps and development ordinances, reviews of zoning regulations, soil testing, water testing, trees and foliage typing, a study of local road access, and a consideration of potential lot layout. The Acquisitions Department also estimates the costs of development. If the results of these studies and estimates are favorable, an offer is made for the property in accordance with established pricing guidelines developed by the Company based on its past experience. Negotiations then typically commence and, if possible, a purchase agreement is entered into. The Company's obligations under a purchase agreement are generally conditioned upon Taylor obtaining the necessary plat approval from the local governmental authority. Negotiations may take as long as a year before a purchase can be concluded.

         DEVELOPMENT - After purchase negotiations are completed, the Company's Development Department is responsible for obtaining regulatory approval for the planned development. This process typically involves determining the layout of lots, or platting the property, attending public hearings, and conducting on-site inspections with governmental and regulatory personnel. To date, the Development Department has typically been successful in obtaining the necessary regulatory and governmental approvals; however, there can be no assurance that any particular transaction will be approved and ultimately consummated. The Development Department also works with a title insurance company in obtaining title abstracts, ordering title insurance, and preparing other facets of the acquisition for closing. After closing, the property is physically developed using road contractors, surveyors, and Company work crews. Lots are platted to maximize their attractiveness, privacy, and road and water access, taking into account view corridors and the layout of trees on the lot. Roads are installed, the property is prepared to receive telephone and electrical service, trails are cut, underbrush is removed, shorelines are cleared, and the property is otherwise prepared for marketing and sales to the buying public. The Company then assigns prices to each lot based on market prices for similar properties in the area. These sales prices generally range from $20,000 - $60,000 per lot.

         SALES AND MARKETING - Taylor's strategy is to purchase and develop high quality lakeshore, river frontage and wooded acreage and then market the lots to residents of metropolitan areas. Most properties developed by the Company are within reasonable driving distances of major metropolitan areas, such as Minneapolis and St. Paul, Minnesota; Chicago, Illinois; Atlanta, Georgia; and Austin, Texas. The Company's lots are targeted toward buyers who desire property with many attractive features on which to build primary and second homes for use as vacation retreats, retirement residences, or investments. The primary purchasers of the Company's vacation properties are individuals ranging from 30 to 60 years old. The Company's strategy for remaining competitive in this market involves building on its reputation of offering quality properties; using its own regional sales offices and personnel, which offer more control over the sales and marketing process and better access to the buyers than using independent sales offices and agents; offering "on-the-spot" financing for qualified purchasers; and offering properties with many appealing features, such as trails, water access, and attractive shorelines.

         The Company's sales and marketing activities are conducted principally through its Four Seasons subsidiaries in Minnesota, Wisconsin, and Georgia. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general location to the developed properties. The Company's six existing Four Seasons regional sales offices are located near Brainerd, Minnesota; Spooner, Minocqua, and Stevens Point, Wisconsin; Jasper, Georgia; and Austin, Texas. The Company typically acquires land near these offices, and the agents in these offices sell only properties owned by Taylor. The Company advertises in major metropolitan newspapers and other publications and participates in home and garden, outdoors, and sports shows to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

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

         COMPETITION

         The Company operates in a highly competitive environment. It competes with other real estate development companies and real estate brokers in developing and selling its properties. In addition, and to a lesser extent, it competes with banks and other financial institutions and with several private companies and individual lenders in making mortgage loans. Competitive factors in the market for developed lots for vacation retreats, retirement residences, and investment include the ability to acquire quality inventory and the size and quality of the sales force. The principal competitive factor in the mortgage loan market is the ability to offer favorable terms, including interest rates. The Company believes that it competes successfully in its market because of the quality of its product, access to capital (which enables it to purchase large tracts at more favorable prices than smaller industry participants), its dedicated sales staff, its reputation, and its financial strength. Management believes that the Company's ability to facilitate and simplify purchases by offering competitive financing to qualified lot purchasers offers another competitive advantage.

         REGULATION

         The Company's sales personnel, consisting primarily of those based in its Four Seasons sales offices, must be registered as real estate brokers and maintain such registration with the Minnesota Department of Commerce and the Wisconsin Department of Registration and Licensing. Minnesota requires registration of subdivisions containing more than ten lots. The Minnesota Department of Commerce granted a waiver of the registration and in its stead requires notification of the sale of any subdivision containing more than ten lots, which will be offered to Minnesota residents. No registration is required in Wisconsin or Georgia. In addition, the development of properties requires compliance with state and local zoning laws and regulations and local laws and ordinances regarding such matters as the size of lots, the construction of roads, and the amount of setback required from roads and bodies of water.

         The Company is subject to the Interstate Land Sales Full Disclosure Act, which requires registration with the Department of Housing and Urban Development of any project that consists of 100 or more lots. The Company has received a Multiple Site Subdivision Exemption from the Department of Housing and Urban Development allowing it to sell projects consisting of no more than 99 lots in any given noncontiguous site without registration.

         The Company is also subject to consumer protection laws, such as the Truth in Lending Act, in connection with its mortgage lending activities.

         EMPLOYEES

         As of December 31, 1998, the Company has 63 full-time and 12 part-time employees. None of the Company's employees is represented by a labor union or is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.

ITEM 2.  PROPERTIES

         The Company leases its administrative office located at 43 Main Street SE, Suite 506, in Minneapolis, Minnesota, consisting of 3,276 square feet in an office/residential complex. The lease expires March 31, 1999; however, the Company plans to renew this lease.

         The Company leases regional sales, acquisition and development offices at various locations in Minnesota, Wisconsin, Georgia, and Texas. These offices typically range from 1,000 to 2,500 square feet and are leased on terms ranging from month-to-month to three years.

         Management believes that these facilities provide sufficient space to support its current activities, and that additional space will be available in the future as needed.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 484,129 shares were outstanding and held of record by 17 stockholders as of December 31, 1998. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and nonassessable. The Company's Credit Agreement contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash dividends. Dividends declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, debt covenant limitations and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

         OVERVIEW

         LAND AND STRUCTURE SALES - The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land, principally lakeshore and river frontage, and wooded acreage. The Company identifies, acquires and develops raw land inventory through its Acquisition and Development departments. Financing for the acquisition and development of real estate is provided primarily by a network of financial institutions located in proximity to the Company's properties as well as by an asset-based credit facility (the "Credit Agreement"). On average, 75% of the purchase price of the acquired property is financed with loans from financial institutions which are secured by mortgages on the acquired property. In addition, property sellers may also agree to provide financing for up to 70% of the purchase price.

         The Company records its inventory, which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development and improvement of the land. Taylor currently attempts to maintain its inventory at a level that, at any time, will meet its sales goals for the next twelve months. Inventory balances were $11.5 million and $12.2 million as of December 31, 1998 and 1997, respectively.

         The Company occasionally contracts for the construction of shell homes on its Four Seasons lots. These lots and structures are eventually sold. The Company may have between one and three cabins in inventory, at any time, for each Four Seasons office. Structure sales also include the proceeds from the sale of condominiums at the Laurentian Resort, and proceeds from the sale of townhomes in the Company's Alexandria, Minnesota project. The construction of condominiums and townhomes is subcontracted through independent builders.

         Revenues from the sale of developed lots, shell homes, townhomes and condominiums are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

         An environment of increased interest rates may adversely affect the Company's ability to successfully market and sell its properties.

         OTHER REVENUES - Other revenues consist primarily of interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Generally, mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 10.9% to 12.25% depending principally on the amount of the down payment. Company-financed sales were 35.3% and 31.8% of sales for the years ended December 31, 1998 and 1997, respectively. The increase in customer purchases financed by the Company is due to competitive financing programs. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.6% and 12.3% as of December 31, 1998 and 1997, respectively.

         Other revenues also include closing fee income the Company collects for each sale.

         COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

         The Company reported an 18.5% increase in sales for the year ended December 31, 1998 to $19.9 million, including sales of shell homes, condominiums, townhomes and timeshare sales of $1.6 million, or 8.2% of sales. For the same period in 1997, sales were $16.8 million, including $1.6 million in sales of shell homes, condominiums and townhomes, or 9.4% of sales. The overall sales increase is attributable primarily to mild weather conditions throughout the first and second quarters of 1998.

         The following table sets forth the sales, cost of sales and gross profit information for the years ended December 31, 1998 and 1997.

             1998              Land                       Structures                      Total
         Sales             $18,295,165        100.0%     $ 1,639,264        100.0%     $19,934,429        100.0%
         Cost of sales      10,269,115         56.1%       1,540,493         94.0%      11,809,608         59.2%
                           -----------     --------      -----------     --------      -----------     --------
         Gross profit      $ 8,026,050         43.9%     $    98,771          6.0%     $ 8,124,821         40.8%

             1997              Land                       Structures                      Total

         Sales             $15,247,662        100.0%     $ 1,579,701        100.0%     $16,827,362        100.0%
         Cost of sales       9,440,821         61.9%       1,452,347         91.9%      10,893,168         64.7%
                           -----------     --------      -----------     --------      -----------     --------
         Gross profit      $ 5,806,840         38.1%     $   127,354          8.1%     $ 5,934,194         35.3%

         For 1998, gross profit was $8.1 million or 40.8% of sales, compared to $5.9 million or 35.3% of sales for the same period in 1997. Gross profit margin from the sale of lots was 43.9% for 1998 and 38.1% in 1997. In 1998, gross profit margin from the sale of structures (shell homes, condominiums, and townhomes) was 6.0%, while for the same period in 1997 gross profit margin from the sale of structures was 8.1%. The increase in gross profit is principally due to the sale of higher quality inventory in 1998, where as in 1997, sales programs were aimed toward the liquidation of lower-margin, aged inventory. Also, the Company wrote down inventory by $137,781 and $277,257 in 1998 and 1997, respectively, to reflect the net realizable value. The decrease in gross profit margin for structures is due to the liquidation of timeshare inventory at less than cost.

         Other revenues of $1,439,076 in 1998 decreased 1.1% from $1,454,518 for the same period in 1997. This decrease is due to the loss of management fees collected from the Resort Hospitality in 1997. The company discontinued management of the resort on November 1, 1997. Interest income increased to $1,086,340 in 1998 from $1,008,379 in 1997 as a result of higher average balances of contracts and mortgages receivable. Closing fees increased 37.0% from the prior year, due to approximately $116,000 of commissions collected on sales of property owned by an unaffiliated company.

         Selling, general and administrative expenses for 1998 were $6.0 million or 29.9% of sales, compared to $6.1 million or 36.4% of sales for the same period in 1997. The decrease in selling, general and administrative expense, as a percent of sales, is attributable to fixed costs being spread over greater sales.

         Interest expense of $1.5 million in 1998 decreased by 18.5% from $1.8 million in 1997. The decrease in interest expense is due to declining interest rates throughout 1998 and a decrease in contracts and mortgages payable in 1998 from 1997.

         Income tax expense for the year ended December 31, 1998 was 40.0% of income before income taxes, compared to income tax benefit of 39.7% of the loss before taxes for the year ended December 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         OVERVIEW - The Company requires consistent access to capital to finance growth of its operations. Although the Company has generally operated profitably, its cash flow from operating activities alone has been, and is expected to continue to be, insufficient to fund the Company's capital needs for continued growth.

         The Company generates cash flow from operations as land inventory is sold unless the Company finances the sale and collections are made on its contracts and mortgages receivable. The Company's primary use of cash flow is for funding its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amount outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the years ended December 31, 1998 and 1997:

                                                   1998             1997

         Net cash provided by (used in):
           Operating activities                $ 7,094,849      $ 7,733,742
           Investing activities                    (93,342)        (115,150)
           Financing activities                 (7,216,550)      (7,584,886)
                                               -----------      -----------
           Net (decrease) increase in cash     $  (215,043)     $    33,706
                                               ===========      ===========

         Cash provided by operating activities totaled $7,094,849 in 1998 and $7,733,742 in 1997. Cash used for investing and financing activities in 1998 consisted primarily of principal payments on notes, contracts, mortgages payable and subordinated debt of $6.9 million and a dividend payment to shareholders of $300,160. Cash used for investing and financing activities in 1997 consisted primarily of principal payments on notes, contracts, and mortgages payable of $7.2 million and a dividend payment to shareholders of $300,160.

         FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Permanent financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of payment on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing. On average, the Company finances 75% of the cost of land acquisitions and development. As a result, the loan is usually paid in full when approximately 70% of the lots in a development are sold. Payments received by the Company on customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement. The following table sets forth the Company's sources of financing and the amount of such financing at December 31, 1998 and 1997.

         SOURCES OF FINANCING

                                                 1998       Percentage          1997      Percentage
         Lines of credit                     $ 5,820,433         37.0%     $ 5,932,225         34.2%
         Notes payable (1)                     5,888,508         37.4        7,028,377         40.5
         Contracts and mortgages payable         207,433          1.3          406,948          2.3
         Senior subordinated debt              3,832,000         24.3        3,990,000         23.0
                                             -----------     --------      -----------     --------
           Total debt                        $15,748,374        100.0%     $17,357,550        100.0%
                                             ===========     ========      ===========     ========

----------------------
(1) Notes payable includes the real estate line of credit in the amounts of $2,440,408 and $1,592,221 as of December 31, 1998 and 1997,
         respectively.

         "CREDIT AGREEMENT" - The Company began its borrowing relationship in 1986 and may currently borrow a total aggregate of up to $9.0 million under the Credit Agreement which includes the following five lines of credit:

         DESCRIPTION OF LINES OF CREDIT

                                                                                       Balance
                                                                 Amount of        Outstanding as of
                                                                  Line(1)         December 31, 1998
         Mortgages and Contracts Receivable                     $9,000,000         $   5,777,068
         Real Estate Mortgage                                    3,500,000             2,440,408
         Project                                                 1,000,000                43,365
         Interim Financing                                       2,250,000                     0
                                                                                   -------------
                                                                                   $   8,260,841
                                                                                   =============

----------------------
(1) These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $9.0 million.

         The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit are at the discretion of the lender, are based on 90% of eligible contracts receivable, and are to be used to finance the development of properties. Borrowings under this credit line bear interest at a rate equal to the greater of 1.0% over the greater of the lender's base rate (8.75% as of December 31, 1998) or

         8.0%. The lender's base rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "Base" rate.

         The Company also may borrow up to $3,500,000 under the Real Estate Mortgage line of credit based on 90% of the purchase price of the real estate plus 80% of eligible development costs. Funds obtained by the Company under the Real Estate Mortgage credit line are to be used to purchase real estate pending development or sale. The Project line of credit of $1,000,000 is to be used to finance project development costs and the purchase of real estate in connection with a project in northern Minnesota. The assets of the project secure this line of credit. Borrowings of up to $2,250,000 under the Interim Financing line are available to the Company at the discretion of the lender to cover demand overages on the other lines of credit. Borrowings under the Real Estate Mortgage, Project and Interim financing lines of credit bear interest at a rate equal to 1.5% over the lender's base rate.

         All amounts borrowed by the Company under the Credit Agreement are due April 30, 2000 under an amendment to the Credit Agreement that changed the structure of the Agreement to a Committed Line. All funds advanced by the lender under the Credit Agreement are collateralized by an assignment by the Company of first mortgages, contracts for deed, security interests, or other rights or property interests acquired by the Company in connection with specific property development projects and a security interest in virtually all of the Company's assets. In addition, the Credit Agreement also contains a number of restrictive covenants and is personally guaranteed by the Company's president, Philip C. Taylor.

         NETWORK BANKS - Another recurring source of capital is a network of community banks, the majority of which Taylor has been utilizing as financing sources since the mid-1980s. These financial institutions, which are typically in proximity to the land being purchased, provide loans that are secured by a first mortgage on the land. Interest payments are made monthly and generally payments are made as the individual lots are sold. The Company's borrowings through the network of banks are shown as "Notes payable" in the table entitled "Sources of Financing."

         SELLER FINANCING - Seller financing or mortgages payable are equivalent to accounts payable that are due on resale and result from the Company's ordinary course of business. When the Company decides to acquire a piece of land, the first source of financing it attempts to secure is financing from the seller. Seller financing typically consists of a purchase agreement evidencing the sale and outlining the terms of payment. The Company makes interest and principal payments on a scheduled amortization which varies by transaction, but which in no event extends beyond the sale of the property. The Company's use of seller financing is shown as "Mortgages payable" in the table entitled "Sources of Financing."

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

         SALES OF CONTRACTS AND MORTGAGES RECEIVABLE - The general level of stability in its contracts and mortgages receivable portfolio has provided the Company with the opportunity to sell portfolios of receivables to raise cash when needed and to take advantage of positive interest rate spreads. Depending on the current interest rates, the sale can be at a discount or premium to par. The typical structure involves the Company selling the rights to payment on the contracts and mortgages with recourse, and also requires a small percentage of the sales price, approximately 5%, to be "held-back" and subsequently paid to the Company as the portfolio is paid down. In order to obtain more favorable pricing, the Company may retain servicing rights or grant put options to the purchasers in connection with the receivables sold. The put options typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five-year anniversary of the sale. The sale of receivables with put options is accounted for as a financing transaction in the Company's consolidated financial statements. Future sales of contracts and mortgages receivable will depend on the Company's cash needs and prevailing interest rates.

         Put options were granted to three purchasers in 1991 on an initial aggregate amount of $1.4 million in contracts and mortgages receivable and in the amount of $5,613,167 in 1996. As of December 31, 1998, $1,571,638 in contracts and mortgages receivable were outstanding with recourse, all of which had put options. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately zero in 1999, $51,604 in 2000, $0 in 2001, and $677,587 in 2002. Should all of the put options be exercised, the Company would use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

         The following table lists as of December 31, 1998, and 1997 the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages sold during the years ended December 31, 1998 and 1997.

                                                                1998               1997
         Contracts and mortgages receivable:
           Balance outstanding                              $9,365,257        $9,094,999
             Amount 90 days past due                           294,827           367,340
             Percentage of Balance                                3.15%             4.05%
           Amount foreclosed during period                     111,960           123,126
             Percentage of balance                                1.20%             1.35%
         Average portfolio term                                6 years           6 years
         Weighted average interest rate                           11.6%             12.3%

         At December 31, 1998, contracts and mortgages receivable outstanding were approximately $9.4 million, had an average remaining term of approximately six years, and carried a weighted average interest rate of 11.6%. Approximately 3% of the balance was over 90 days past due. The Company works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and the Company receives full payment. On occasion, the Company must cancel the contract and begin foreclosure proceedings. As of December 31, 1998, there was approximately $111,960 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $68,613 were in the process of foreclosure. Subsequent to a completed foreclosure, the Company returns the underlying property to inventory and begins remarketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit.

         Based on expected cash generated from operations in 1999 and the above available financing resources, management believes it has adequate sources of funds to finance its 1999 cash requirements.

         NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires companies to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in capital. The Company adopted SFAS No. 130 in 1998, and there were no items of other comprehensive income for all periods presented.

         In June 1997 the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, replacing SFAS No. 14 and its amendments. This standard requires companies to report certain information about products and services, activities in different geographic areas, reliance on major customers, and to disclose certain segment information in their financial statements. Operating segments are components of a company for which financial information is available and evaluated by the company's chief operating decision maker in allocating resources and assessing performance. The Company adopted SFAS No. 131 in 1998, and has determined that it operates in one segment, the development and sale of previously undeveloped land. In addition, none of the Company's revenue is derived from customers outside the United States, nor are any of the Company's assets located outside the United States. No customer represents more than 1% of total revenue.

         Effective January 1, 1998, the Company adopted Statement of Position
         (SOP) No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use. Adoption of this standard did not have a significant effect on the financial results of the Company.

         In June 1998 the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair market value and recognize fluctuations in fair value either in earnings or as a component of other comprehensive income, depending on the nature of the derivative instrument. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

         EFFECT OF INTEREST RATE ENVIRONMENT - The Company believes it can protect itself from sustained high interest rates by selling its contracts and mortgages receivable portfolio and increasing the rates it charges to customers who utilize Company financing, or by incurring fixed rate debt. Such increases in rates would, however, have an adverse impact on the Company's cost of carrying inventory. The Company believes the best defense against rising interest rates is to buy only the best property, which should remain in high demand. However, sustained increases in interest rates could impact future sales levels. If demand for product was to decline for an extended period of time, the Company believes it could minimize the impact by reducing the sales price of the product to stimulate sales and would discontinue purchasing properties until the level of inventory more closely matched customer demand.

         YEAR-2000 ISSUE - As with other organizations, some of the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the year 2000 and beyond. As a result, the year 2000 may cause system errors or complete failure.

         The Company has recently implemented new computer systems in all areas of operations, except accounts receivable, that are expected to remedy this situation. The new software and hardware systems have been purchased since the year-2000 issue has been exposed, and all sellers have assured the Company, in writing, that their product is year-2000 compliant. The Company is currently in the process of evaluating an accounts receivable software package that is certified year-2000 compliant. The Company plans to have a new system selected and fully implemented by June 30, 1999. The Company has, and will continue to, communicate with third parties with which it does significant business to determine their year-2000 readiness and the extent to which the Company is vulnerable to any third party issues. Of these third-party vendors, approximately half have been contacted, with the other half to be contacted by the end of third quarter, 1999. A written response regarding their year 2000 readiness has been, and will continue to be, requested.

         Currently, the costs that have been associated with the year-2000 issue total approximately $335,000. This cost is composed, primarily, of new computer hardware and new financial accounting software. The Company is still evaluating the overall costs, however, the expected cost to complete, which includes the purchase and implementation of new accounts receivable software, is not expected to exceed $50,000.

         Overall, the Company believes it has amply researched the year-2000 issue and has taken actions which minimize the risk of system failure or corruption. In the case that a new accounts receivable system is not in place by the year 2000, or would fail to operate, the Company could keep records manually. This failure may be a hindrance but the Company could continue with business, as normal. Also, if third-party creditors have system failures it may limit the immediate credit available to the Company, but with cash and inventory on hand, business would not be immediately affected.

         SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-KSB and Form 10-QSB, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

         * Changing economic conditions, including economic downturns or recessions;
         * The ability of the Company to maintain and enhance its market position relative to its competitors, realize productivity, and continue to control expenses;
         * The availability of suitable tracts of undeveloped land in proximity to the marketplace;
         *     Changes in zoning and subdivision regulations;
         *     The availability and cost of financing; and
         *     Continuity of management.

ITEM 7.  FINANCIAL STATEMENTS

         Independent Auditors' Report.........................................13

         Consolidated Balance Sheets..........................................14

         Consolidated Statements of Operations................................15

         Consolidated Statements of Stockholders' Equity......................16

         Consolidated Statements of Cash Flows................................17

         Notes to Consolidated Financial Statements...........................18

INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and Subsidiaries (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and Subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


March 12, 1999
Minneapolis, Minnesota

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------------------

                                                                      1998           1997
ASSETS

INVENTORY - Principally land held for sale                        $11,469,212    $12,231,884

CONTRACTS AND MORTGAGES RECEIVABLE                                  9,365,257      9,094,999

INVESTMENT IN JOINT VENTURE                                            11,060         60,645

OTHER ASSETS:
   Cash                                                               433,717        648,760
   Note receivable from officer                                       225,000        250,000
   Tax increment financing receivable                                 631,373        692,562
   Other receivables                                                  102,220         92,240
   Income taxes receivable                                                           314,296
   Prepaid expenses and earnest money deposits                        161,987        136,483
   Funds held by trustee                                               37,500
   Land, buildings, and equipment                                     504,930        747,325
   Loan acquisition and debt issuance costs,
     less accumulated amortization of $284,472 and
     $215,917, respectively                                           351,819        420,375
                                                                  -----------    -----------
         Total other assets                                         2,448,546      3,302,041
                                                                  -----------    -----------
                                                                  $23,294,075    $24,689,569
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                   $ 5,820,433    $ 5,932,225

NOTES PAYABLE                                                       5,888,508      7,028,377

CONTRACTS AND MORTGAGES PAYABLE                                       207,433        406,948

SENIOR SUBORDINATED DEBT                                            3,832,000      3,990,000

OTHER LIABILITIES:
   Accounts payable                                                   147,077        351,907
   Accrued liabilities                                                481,197        349,635
   Income taxes payable                                               241,664
   Deposits on land sales and purchase agreements                      34,358         25,572
                                                                  -----------    -----------
         Total other liabilities                                      904,296        727,114

DEFERRED INCOME TAXES                                                 608,023      1,544,708

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
     484,129 shares issued and outstanding                              4,841          4,841
   Additional paid-in capital                                         740,136        740,136
   Retained earnings                                                5,288,405      4,315,220
                                                                  -----------    -----------
         Total stockholders' equity                                 6,033,382      5,060,197
                                                                  -----------    -----------
                                                                  $23,294,075    $24,689,569
                                                                  ===========    ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997

------------------------------------------------------------------------------------------

                                                                   1998            1997
REVENUES:
   Sales                                                      $ 19,934,429    $ 16,827,362
   Interest income on contracts receivable                       1,086,340       1,008,379
   Equity in earnings of 50% owned subsidiary and
     joint venture                                                  34,415          39,916
   Other revenue                                                   318,321         406,223
                                                              ------------    ------------
         Total revenue                                          21,373,505      18,281,880

COSTS AND EXPENSES:
   Cost of sales                                                11,671,827      10,615,911
   Reduction of inventory to net realizable value (Note 1)         137,781         277,257
   Selling, general, and administrative                          5,959,479       6,126,626
   Interest                                                      1,481,843       1,817,753
                                                              ------------    ------------

         Total costs and expenses                               19,250,930      18,837,547
                                                              ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                                2,122,575        (555,667)

INCOME TAX EXPENSE (BENEFIT)                                       849,230        (220,790)
                                                              ------------    ------------

NET INCOME (LOSS)                                             $  1,273,345    $   (334,877)
                                                              ============    ============

NET INCOME (LOSS) PER COMMON SHARE OUTSTANDING                $       2.63    $      (0.69)
                                                              ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        484,129         484,220
                                                              ============    ============

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------
                                          Common Stock           Additional
                                 ----------------------------      Paid-in        Retained
                                      Shares         Amount        Capital        Earnings          Total
BALANCES AT DECEMBER 31, 1996        488,884     $     4,889     $   766,650     $ 4,993,882     $ 5,765,421

   Repurchase of common stock         (4,755)            (48)        (26,514)        (43,625)        (70,187)
   Dividends paid                                                                   (300,160)       (300,160)
   Net loss                                                                         (334,877)       (334,877)
                                 -----------     -----------     -----------     -----------     -----------

BALANCES AT DECEMBER 31, 1997        484,129           4,841         740,136       4,315,220       5,060,197

   Dividends paid                                                                   (300,160)       (300,160)
   Net income                                                                      1,273,345       1,273,345
                                 -----------     -----------     -----------     -----------     -----------

BALANCES AT DECEMBER 31, 1998        484,129     $     4,841     $   740,136     $ 5,288,405     $ 6,033,382
                                 ===========     ===========     ===========     ===========     ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997

------------------------------------------------------------------------------------------------------------

                                                                                  1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $ 1,273,345     $  (334,877)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                329,951         350,879
     Loss on sale of assets                                                       120,842             113
     Deferred income taxes                                                       (936,685)        (49,005)
     Equity in earnings of 50% owned subsidiary and joint venture                 (34,415)        (39,916)
     Contracts and mortgages receivable funded                                 (5,743,480)     (4,400,130)
     Payments on contracts and mortgages receivable                             5,473,222       4,694,742
     Decrease in inventory - land held for sale                                 6,069,886       7,497,693
     Decrease in other receivables                                                 76,209         175,737
     Decrease (increase) in income taxes receivable                               314,296        (248,756)
     Increase in income taxes payable                                             241,664
     (Increase) decrease in prepaid expenses                                      (25,504)         64,510
     Decrease  in accounts payable and accrued liabilities                        (73,268)       (134,537)
     Increase (decrease) in deposits on land sales and purchase agreements          8,786         (41,781)
                                                                              -----------     -----------
       Total adjustments to net income (loss)                                   5,821,504       7,869,549
                                                                              -----------     -----------
         Net cash provided by operating activities                              7,094,849       7,534,672

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of land, buildings, and equipment                                    (148,742)       (152,950)
   Proceeds from sale of land, buildings, and equipment                             8,900          37,800
   Distribution from joint venture                                                 84,000          30,000
   Increase in funds held by trustee                                              (37,500)
                                                                              -----------     -----------
         Net cash used in investing activities                                    (93,342)        (85,150)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on lines of credit                                               (111,792)        (63,421)
   Repayment of notes, contracts, and mortgage payables                        (6,646,598)     (6,982,048)
   Retirement of common stock                                                                     (70,187)
   Repayment of senior subordinated debt                                         (158,000)
   Dividends paid                                                                (300,160)       (300,160)
                                                                              -----------     -----------
         Net cash used in financing activities                                 (7,216,550)     (7,415,816)
                                                                              -----------     -----------

(DECREASE) INCREASE IN CASH                                                      (215,043)         33,706

CASH AT BEGINNING OF YEAR                                                         648,760         615,054
                                                                              -----------     -----------

CASH AT END OF YEAR                                                           $   433,717     $   648,760
                                                                              ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                 $ 1,524,263     $ 1,806,583
                                                                              ===========     ===========
     Income taxes                                                             $ 1,392,293     $    85,586
                                                                              ===========     ===========
   Noncash financing activity - inventory and equipment
     purchased with notes and contracts payable                               $ 5,307,214     $ 5,592,021
                                                                              ===========     ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), and Laurentian Development Corporation. FSM and FSW are engaged in the sale of recreational property while Laurentian Development Corporation is engaged in both the development and sale of recreational property. The Company also owns 100% of T.I. Financial, Inc. and Four Seasons Realty of Michigan, Inc., which were inactive in 1998 and 1997.

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        INVENTORY - PRINCIPALLY LAND HELD FOR SALE - Land held for sale is recorded at the purchase price plus amounts expended for development and improvement of the land but not at a price more than its net realizable value. Property sold and subsequently repossessed under the terms of a defaulted sales contract is recorded at the lower of the remaining unpaid contract balance or the net realizable value of the property.

        Total costs of a development are allocated to individual lots on the basis of the estimated selling price of each lot, as a percentage of the total estimated gross selling price of the entire development. In addition, development costs are allocated to individual lots for the purpose of recording cost of sales.

        During each period, the Company provides for identified, unsalable, and slow-moving inventory. As a result of a review of the carrying amount of this inventory, the Company determined that reductions in the carrying value of land inventories of $137,781 and $277,257 in 1998 and 1997, respectively, were necessary to reduce this inventory to net realizable value.

        The Company allocates costs of the timeshare properties on the basis of the selling price of each unit, as a percentage of the total estimated gross selling price of all units. At December 31, 1998 the Company had sold 100% of all timeshare properties.

        LAND, BUILDING, AND EQUIPMENT - Depreciation of buildings and equipment is computed principally using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, based on their estimated useful lives, which range from three to thirty years.

        Land, buildings, and equipment consist of the following at December 31:

                                                    1998          1997

        Land                                   $   11,022    $   19,304
        Buildings and improvements                 63,904        68,050
        Equipment                               1,089,314     1,239,471
                                               ----------    ----------
                                                1,164,240     1,326,825
        Less accumulated depreciation             659,310       579,500
                                               ----------    ----------
        Land, buildings, and equipment, net    $  504,930    $  747,325
                                               ==========    ==========

        Included in land, buildings, and equipment at December 31, 1998 are assets under capital lease of $281,453 and associated accumulated depreciation of $147,172.

        LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

        REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment, principal, and interest paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During 1998 and 1997, down payments on sales financed by the Company averaged 18% and 15% of the sale price, respectively.

        EARNINGS PER COMMON SHARE (EPS) - As the Company has no dilutive items that would require disclosure of diluted EPS, the Company calculates basic EPS as net income or loss divided by the weighted average number of common shares outstanding during the year.

        INVESTMENT IN JOINT VENTURE - The Company owns 50% of a limited liability corporation, which was formed to acquire and develop specific plots of land. The Company accounts for its investment using the equity method of accounting.

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

        EFFECT OF INTEREST RATE ENVIRONMENT - The Company protects itself from sustained high interest rates by selling its contracts and mortgages receivable portfolio and increasing the rates it charges to customers who utilize Company financing, or by incurring fixed rate debt. Such increases in rates would, however, have an adverse impact on the Company's cost of carrying inventory. The Company believes the best defense against rising interest rates is to buy only the best property, which should remain in high demand. Sustained increases in interest rates could, however, impact future sales levels if demand for product was to decline for an extended period of time. The Company believes it could minimize the impact by reducing the sales price of the product to stimulate sales and would discontinue purchasing properties until the level of inventory more closely matched customer demand.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgages receivable, note receivable from officer, lines of credit, notes payable, and contracts and mortgages payable are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments. The fair value of the Senior Subordinated Debt is estimated to be $3,742,000 and $3,900,000 at December 31, 1998 and 1997, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying amounts of all its long-lived assets and identifiable intangibles based on expected future cash flows from the use of those assets.

        NEW ACCOUNTING STANDARDS - In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard
        (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. Comprehensive income includes net income and several other items that current accounting standards require to be recognized outside of net income. This standard requires companies to display comprehensive income and its components in financial statements, to classify items of comprehensive income by their nature in financial statements, and to display the accumulated balances of other comprehensive income in stockholders' equity separately from retained earnings and additional paid-in-capital. The Company adopted SFAS No. 130 in 1998, and there were no items of other comprehensive income for all periods presented.

        In June 1997 the FASB issued SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, replacing SFAS No. 14 and its amendments. This standard requires companies to report certain information about products and services, activities in different geographic areas, reliance on major customers, and to disclose certain segment information in their financial statements. Operating segments are components of a company for which financial information is available and evaluated by the company's chief operating decision maker in allocating resources and assessing performance. The Company adopted SFAS No. 131 in 1998, and has determined that it operates in one segment, the development and sale of previously undeveloped land. In addition, none of the Company's revenue is derived from customers outside the United States, nor are any of the Company's assets located outside the United States. No customer represents more than 1% of total revenue.

        Effective January 1, 1998, the Company adopted Statement of Position
        (SOP) No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP No. 98-1 provides guidance on accounting for costs associated with computer software developed or obtained for internal use. Adoption of this standard did not have a significant effect on the financial results of the Company.

        In June 1998 the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair market value and recognize fluctuations in fair value either in earnings or as a component of other comprehensive income, depending on the nature of the derivative instrument. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

2.      CONTRACTS AND MORTGAGES RECEIVABLE

        Contracts and mortgages receivable result from the sale of land or land and cabins. Generally, the receivables are collected in monthly installments, including interest; over ten years for land sales and over five years for land and property structure sales. The Company also has certain mortgage receivables which are amortized over eight years for land sales and ten years for property structure sales, with a balloon payment for the remaining unpaid principal at the end of four years. At December 31, 1998, the weighted average maturity of contracts and mortgages receivable was approximately six years, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.6% and 12.3% as of December 31, 1998 and 1997, respectively.

        Maturities of contracts and mortgages receivable at December 31, 1998 are as follows:

        Year ending December 31:
        1999                                                                  $1,777,477
        2000                                                                     892,850
        2001                                                                     930,712
        2002                                                                   1,060,475
        2003                                                                     947,029
        Thereafter                                                             3,860,923
                                                                              ----------
                                                                               9,469,466
                                                                                 104,209
        Less allowance for uncollectable contracts and mortgages receivable   ----------
                                                                              $9,365,257
                                                                              ==========

3.      TAX INCREMENT FINANCING RECEIVABLES

        Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables, which are generally noninterest bearing, upon the sale of the developed property or upon the completion of the structure by the owner. Estimated amounts receivable under these agreements were $631,373 and $692,562 at December 31, 1998 and 1997, respectively. Estimated maturities of these receivables at December 31, 1998 are as follows:

        Year ending December 31:

        1999                                                                  $  121,011
        2000                                                                     125,452
        2001                                                                     125,957
        2002                                                                     126,467
        2003                                                                     126,982
        Thereafter                                                             1,033,627
                                                                              ----------
                                                                               1,659,496
        Less imputed interest at 10%                                           1,028,123
                                                                              ----------
        Net receivable                                                        $  631,373
                                                                              ==========

4.      LINES OF CREDIT

        The Company has a credit agreement that provides for total borrowings of up to $9,000,000 at the discretion of the lender and is due April 30, 2000. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by virtually all of the Company's assets and are guaranteed by the president of the Company. The credit agreement contains certain restrictive covenants, including such items as maintenance of minimum net worth (as defined), limitation of capital expenditures, and limitation of payment of dividends. The Company was in compliance with these financial covenants in the credit agreement at December 31, 1998 and 1997.

        At December 31, 1998 and 1997, the Company had borrowings outstanding of $5,777,068 and $4,438,448, respectively, under the line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $3,500,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 90% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 1998 and 1997, the Company had borrowings of $2,440,408 and $1,592,221, respectively, which are included in real estate notes payable (see Note 5). Borrowings under the line of credit bear interest at the greater of 8% or the lender's "base" rate plus 1.0% (8.75% and 9.5% at December 31, 1998 and 1997, respectively) and the greater of 8% or the lender's "base" rate plus 1.5% (9.25% and 9.75% at December 31, 1998 and 1997, respectively) on the real estate loan facility. The "base" rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "base" rate. At December 31, 1998 the Company has unused availability of $396,415 under the credit agreements and real estate loan facility.

        Also, under the credit agreement, the Company has a $1,000,000 line to support financing of a major project. Borrowings under the project line bear interest at the lender's "base" rate plus 1.5% (9.25% and 10.5% at December 31, 1998 and 1997, respectively). Borrowings under the project line outstanding at December 31, 1998 and 1997 were $43,365 and $93,777, respectively, and are secured by a mortgage on the major project.

        The credit agreement also provides the Company an overline up to $2,250,000 at the discretion of the lender. Borrowings under the overline facility at December 31, 1998 and 1997 were $0 and $1,400,000, respectively. Borrowings bear interest at the lender's "base" rate plus 1.5% (9.25% and 10.5% at December 31, 1998 and 1997, respectively).

5.      NOTES PAYABLE

        Notes payable consisted of the following at December 31:

                                                                       1998         1997
        Fixed rate notes payable, due through 2003 at
          various rates of interest ranging from 2.77% to 12.82%    $2,526,229   $4,056,483
        Real estate notes payable, due through 1999
          at various rates of interest ranging from prime to
          prime plus 3.5%                                            3,362,279    2,971,894
                                                                    ----------   ----------
                                                                    $5,888,508   $7,028,377
                                                                    ==========   ==========

        At December 31, 1998, notes payable were secured by certain land held for sale, contracts and mortgages receivable, and equipment. The president of the Company personally guarantees the notes payable.

        Maturity requirements on notes payable at December 31, 1998 are as follows:

        Years ending December 31:
        1999                                                   $4,085,839
        2000                                                      868,576
        2001                                                      251,834
        2002                                                      231,795
        2003                                                      170,886
        Thereafter                                                279,578
                                                               ----------
                                                               $5,888,508
                                                               ==========

6.      CONTRACTS AND MORTGAGES PAYABLE

        The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 1998, the agreements provide for interest rates from 3.0% to 8.5% and maturity dates through 2002. The contracts and mortgages payable are secured by land held for sale and land which has been sold and the related contracts receivable.

        Maturity requirements on the contracts and mortgages payable at December 31, 1998 are as follows:

        Years ending December 31:

        1999                                      $  175,700
        2000                                          13,981
        2001                                           8,555
        2002                                           9,197
                                                  ----------
                                                  $  207,433
                                                  ==========

7.      SENIOR SUBORDINATED DEBT

        The Company has $832,000 in senior subordinated notes outstanding which bear interest at 8% to 10% and are unsecured. In addition, the Company has $3,000,000 of senior subordinated debt that bears interest at 11% to 12% and is unsecured. At December 31, 1998, principal maturities of senior subordinated debt are as follows:

        Years ending December 31:
        1999                                                   $  152,000
        2000                                                      166,000
        2001                                                      780,000
        2002                                                      774,000
        2003                                                      760,000
        Thereafter                                              1,200,000
                                                               ----------
                                                               $3,832,000
                                                               ==========

8.      COMMITMENTS AND CONTINGENCIES

        The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under these contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. Put options that typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five year anniversary of the sale, were also granted for these contracts receivable. At December 31, 1998 and 1997, the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $1,571,638 and $2,932,851, respectively. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately zero in 1999, $51,604 in 2000 and $0 in 2001, and $677,587 in 2002. Should all of the put options be exercised, the Company would use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

9.      OPERATING LEASES

        The Company has entered into noncancelable leases for office space. Estimated payments under these lease agreements at December 31, 1998 are approximately as follows:

        Years ending December 31:
        1999                                                    $  163,642
        2000                                                       124,920
        2001                                                        96,200
        2002                                                        15,000
                                                                ----------
                                                                $  399,762
                                                                ==========

        Total rental expense for all operating leases was approximately $180,000 and $186,000 for the years ended December 31, 1998 and 1997, respectively.

10.     INCOME TAXES

        The following summarizes the provision (benefit) for income taxes for the years ended December 31:

                                                       1998           1997
        Current:
          Federal                                  $  863,997     $ (190,990)
          State                                       216,602
                                                   ----------     ----------
              Total current                         1,080,599       (190,990)

        Deferred:
          Federal                                    (216,303)          6478
          State                                       (15,066)       (36,278)
                                                   ----------     ----------
              Total deferred                         (231,369)       (29,800)
                                                   ----------     ----------
                                                   $  849,230     $ (220,790)
                                                   ==========     ==========

        Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year- end based on enacted tax law and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

        The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1998 and 1997 is as follows:

                                                             1998
                                         ---------------------------------------------
                                                 Deferred Tax
                                         ----------------------------
                                            Asset          Liability           Total

        Inventory capitalization         $    17,035                       $    17,035
        Allowance reserves                    42,409                            42,409
        Installment sales                                 $  (618,251)        (618,251)
        Accelerated depreciation                              (33,789)         (33,789)
        Other                                                 (15,427)         (15,427)
                                         -----------      -----------      -----------
                                         $    59,444      $  (667,467)     $  (608,023)
                                         ===========      ===========      ===========

                                                             1997
                                         ---------------------------------------------
                                                 Deferred Tax
                                         ----------------------------
                                            Asset          Liability           Total

        State NOL carry forward          $    37,583                       $    37,583
        Inventory capitalization              27,360                            27,360
        Allowance reserves                    45,103                            45,103
        Installment sales                                 $(1,613,524)      (1,613,524)
        Accelerated depreciation                              (25,662)         (25,662)
        Other                                                 (15,568)         (15,568)
                                         -----------      -----------      -----------
                                         $   110,046      $(1,654,765)     $(1,544,708)
                                         ===========      ===========      ===========

        The provision (benefit) for income taxes differs from the amounts computed by applying the federal statutory rate to income (loss) before income taxes for the years ended December 31 as follows:


                                                                  1998          1997

        Computed income tax expense (benefit) at
          federal statutory rate                               $  743,076   $ (194,484)
        State income taxes, net of federal income tax
          benefit                                                 133,014      (36,278)
        Graduated income tax rates                                (21,231)       5,557
        Other                                                      (5,629)       4,415
                                                               -----------  ----------
                                                               $  849,230   $ (220,790)
                                                               ==========   ==========

11.     EMPLOYEE 401(k) PLAN

        The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $80,000 and $81,000 for the years ended December 31, 1998 and 1997, respectively.

12.     TRANSACTIONS WITH OFFICER AND EMPLOYEES

        At December 31, 1998 and 1997, the Company had a note receivable of $225,000 and $250,000, respectively, from an officer of the Company. The note accrues interest at 9.75% and is due on demand. Included in contracts and mortgages receivable at December 31, 1998 and 1997 are contracts receivable from employees of the Company in the amount of $89,696 and $60,970, respectively. During the years ended December 31, 1998 and 1997, the Company had sales to officers and employees of approximately $50,402 and $75,074, respectively.

13.     SUBSEQUENT EVENT

        In January 1999, the Company filed with the Internal Revenue Service to obtain status as a Subchapter S corporation. The Company will continue to pay "built-in-gain" taxes related to deferred tax liabilities existing at December 31, 1998 for installment sales, until all installments of such sales have been received. All other deferred tax assets and liabilities will be recognized in 1999 in deferred tax expense (benefit).

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants have occurred within the two-year period ended December 31, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         EXECUTIVE OFFICERS AND DIRECTORS

         The Company's executive officers and directors and their ages and positions with the Company are as follows:

               Name            Age          Positions with Company

         Philip C. Taylor      47     President, Chairman of the Board,
                                         Secretary and Treasurer
         Joel D. Kaul          39     Vice President and Chief Operating Officer
         W. John Driscoll      70     Director
         John H. Hooley        47     Director
         Charles J. McElroy    44     Director
         William R. Sieben     46     Director

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

         JOEL D. KAUL is Vice President and Chief Operating Officer. Mr. Kaul joined the Company in June 1995 and has over 10 years of experience in the real estate finance industry. From 1989-1995, Mr. Kaul served as senior asset manager for Dain Corporation. In this capacity, Mr. Kaul directed a staff of fifteen people in the management of a $300 million national real estate portfolio. Prior to joining Dain Corporation, Mr. Kaul spent four years employed as a CPA with Ernst and Young and Coopers and Lybrand. Mr. Kaul also served as the Chief Financial Officer for a Minnesota-based developer for four years. Mr. Kaul graduated cum laude in 1981 from the University of Wisconsin-LaCrosse, with a double major in finance and accounting.

         W. JOHN DRISCOLL has been a director of the Company since 1986. Mr. Driscoll is a director of Rock Island Company, a private investment firm where he served as Chairman of the Board from May 1993 to June 1994 and as President prior to May 1993. Mr. Driscoll also serves as a member of the board of directors of Comshare, Inc.; John Nuveen & Co.; Northern States Power Company; The St. Paul Companies, Inc. and Weyerhaeuser Company.

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

         All members of the Board of Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The Company pays each director an annual fee of $4,500, plus reimbursement of out-of-pocket expenses.

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and therefore is not subject to Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company for services rendered during the years ended December 31, 1998 and 1997 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 1998 exceeded $100,000:

         SUMMARY COMPENSATION TABLE

                                                           Annual Compensation
                                           -------------------------------------------------
              Name and                                                          Other Annual
         Principal Position                Year      Salary       Bonus(1)      Compensation
         Philip C. Taylor, President       1998     $150,000       $97,537         $4,500(2)
                                           1997      150,000         6,355          4,500

         Joel D. Kaul, Vice President      1998      100,000        45,805             --
                                           1997      100,000         6,994             --

----------------------------
(1) The amount of Mr. Taylor's bonus is approved by the Board of Directors and is based on a formula related to the Company's profitability.

(2) Annual fee paid to Mr. Taylor for serving as a member of the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 1998, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

                                                                        Shares
               Name and Address of                   Outstanding      Beneficially
                Beneficial Owner                     Shares (2)         Owned (1)

         Philip C. Taylor
           43 Main Street SE, Suite 506
           Minneapolis, Minnesota  55414              387,804 (3)          80.1%

         Charles J. McElroy
           Pillsbury Center
           220 South Sixth Street
           Suite 1000
           Minneapolis, Minnesota 55402               120,000 (4)          24.8

         Joel D. Kaul
           2821 Overlook Lane North
           Stillwater, Minnesota  55082                 7,541               1.6

         John H. Hooley
           9770 Old Deer Trail
           Stillwater, Minnesota  55082                 5,740               1.2

         William R. Sieben
           1201 Southview Drive
           Hastings, Minnesota  55033                   5,740               1.2

         W. John Driscoll
           2090 First National Bank Building
           St. Paul, Minnesota  55101                       0 (5)           *

         All executive officers and directors
           as a group (6 persons)                     406,825              84.0

         --------------------------
         (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.

         (2) Based on 484,129 shares of common stock outstanding at December 31, 1998.

         (3) Includes 132,146 shares owned by Mr. Taylor's wife, 120,000 shares held in trust for his children. The 120,000 shares held in trust for Mr. Taylor's children have also been included in the number of shares shown for Mr. Charles J. McElroy, the trustee.

         (4) Includes 120,000 shares held by Mr. McElroy as trustee under trusts for the benefit of Philip C. Taylor's children that have also been included in the number of shares shown for Mr. Taylor.

         (5) Does not include 35,700 shares held in a trust for which Mr. Driscoll was the trustee or 7,140 shares held by Mr. Driscoll as trustee as to which Mr. Driscoll disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Employees of the Company have from time to time purchased from the Company vacation property for their personal use. In connection with such purchases, the Company has provided, to such employees, mortgage financing on the same or similar terms it makes available to unaffiliated customers in the ordinary course of its business. In the opinion of management, the terms of such sales and financing are no more favorable to the employee(s) than those generally made available to its customers.

         Mr. Taylor has a loan from the Company in the amount of $225,000 at December 31, 1998. The demand promissory note bears an annual interest rate of 9.75%.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits.
                No.                        Description

                3.1     Articles of Incorporation of the Company, as amended *
                3.2     Bylaws of the Company, as amended *
                4.1     Form of Debenture (included as Article Two of Indenture
                        filed as Exhibit 4.2) *
                4.2     Forms of Indenture by and between the Company and
                        American Bank National Association, as Trustee *
                10.2    Office Lease Agreement between the Company and
                        Riverplace, Inc. dated February 4, 1994 *
                10.3    Redevelopment Agreement between the City of Hillsboro,
                        Illinois and the Company dated April 26, 1994 *
                10.4    Agreement for the Development of City Owned Lands
                        between the City of Hillsboro, Illinois and the Company
                        dated March 3, 1992 *
                10.5    Contract for Private Development between The Joint East
                        Range Economic Development Authority and Laurentian
                        Development Authority *
                10.6    Second Contract for Private Development between The
                        Joint East Range Economic Development Authority and
                        Laurentian Corporation Authority *
                10.7    Term Agreement for the Development of Public Lands
                        between Kinkaid-Reed's Conservancy District and Kinkaid
                        Development Corporation *
                10.8    Credit Agreement between Diversified Business Credit,
                        Inc. and the Company dated November 18, 1986, as amended
                        by Amendment to Credit Agreement dated June 2, 1993 *
                10.9    Security Agreement between Diversified Business Credit,
                        Inc. and the Company dated November 18, 1986 *
                10.10   Agreement between the City of Coleraine, Minnesota and
                        the Company dated September 26, 1994 *
                22.1    Subsidiaries of the Company
                27      Financial Data Schedule

        ---------------------------
        * Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

        (a) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TAYLOR INVESTMENT CORPORATION
                                        (Registrant)


Dated:   March 24, 1999                 By  /S/ Philip C. Taylor
      --------------------                  ---------------------
                                        Philip C. Taylor
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                DATE
---------                   -----                                ----


/S/ Philip C. Taylor        Chairman of the Board, President     March 24, 1999
------------------------    Secretary and Treasurer (Chief      ----------------
Philip C. Taylor            Executive Officer)




/S/ W. John Driscoll        Director                             March 24, 1999
------------------------                                        ----------------
W. John Driscoll




/S/ John H. Hooley          Director                             March 24, 1999
------------------------                                        ----------------
John H. Hooley




/S/ Charles J. McElroy      Director                             March 24, 1999
------------------------                                        ----------------
Charles J. McElroy




/S/ William R. Sieben       Director                             March 24, 1999
------------------------                                        ----------------
William R. Sieben



/S/ Joel D. Kaul            Vice President and Chief             March 24, 1999
------------------------    Operating Officer                   ----------------
Joel D. Kaul

INDEX TO EXHIBITS

EXHIBIT
  NO.           DESCRIPTION                                                 PAGE

 3.1            Articles of Incorporation of the Company, as amended...........*
 3.2            Bylaws of the Company, as amended..............................*
 4.1            Form of Debenture (included as Article Two of
                Indenture filed as Exhibit 4.2)................................*
 4.2            Form of Indenture by and between the Company and
                American Bank National Association, as Trustee.................*
10.2            Office Lease Agreement between the Company and
                Riverplace, Inc. dated February 4, 1994........................*
10.3            Redevelopment Agreement between the City of Hillsboro,
                Illinois and the Company dated April 26, 1994..................*
10.4            Agreement for the Development of City Owned Lands
                between the City of Hillsboro, Illinois and the Company
                dated March 3, 1992............................................*
10.5            Contract for Private Development between The Joint
                East Range Economic Development Authority and
                Laurentian Development Authority...............................*
10.6            Second Contract for Private Development between The
                Joint East Range Economic Development Authority and
                Laurentian Corporation Authority...............................*
10.7            Term Agreement for the Development of Public Lands
                between Kinkaid-Reed's Conservancy District and
                Kinkaid Development Corporation................................*
10.8            Credit Agreement between Diversified Business Credit,
                Inc. and the Company dated November 18, 1986, as
                amended by Amendment to Credit Agreement dated June 2,
                1993...........................................................*
10.9            Security Agreement between Diversified Business
                Credit, Inc. and the Company dated November 18,
                1986...........................................................*
10.10           Agreement between the City of Coleraine, Minnesota and
                the Company dated September 26, 1994...........................*
22.1            Subsidiaries of the Company....................................
27              Financial Data Schedule .......................................

------------------------
* Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.