Form 10QSB
period 1999-03-31
TAYLOR INVESTMENT CORP /MN/
filed 1999-05-11
CIK 934373

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1999             Commission File Number 33-87024C
-----------------------------------             --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


           Minnesota                                   41-1373372
----------------------------------      ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation organization)

                          43 Main Street SE, Suite 506
                              Minneapolis, MN 55414
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (612) 331-6929


                                 Not applicable
   --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report.)

                            -----------------------

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

       Common Stock, $.01 Par Value - 484,129 shares as of March 31, 1999
       ------------------------------------------------------------------


--------------------------------------------------------------------------------


                                     1 of 11

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 1999 (unaudited) and December 31, 1998 .....................3

         Condensed Consolidated Statements of Income
         Three months ended March 31,
         1999 and 1998 (unaudited).............................................4

         Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 1999 and 1998 (unaudited)................5

         Note to Condensed Consolidated Financial Statements (unaudited).......6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition ........................7

         Part II..............................................................10

         Signatures...........................................................11


                                    2 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                           (Unaudited)
                                                                         MARCH 31, 1999     DECEMBER 31, 1998
ASSETS

INVENTORY - Principally land held for sale                               $   11,630,041      $   11,469,212

CONTRACTS AND MORTGAGES RECEIVABLE                                            8,619,402           9,365,257

INVESTMENT IN JOINT VENTURE                                                       7,329              11,060

OTHER ASSETS:
   Cash                                                                         341,494             433,717
   Notes receivable from officer                                                175,000             225,000
   Tax increment financing receivable                                           609,476             631,373
   Other receivables                                                            244,297             102,220
   Prepaid expenses and earnest money deposits                                  191,541             161,987
   Funds held by trustee                                                         75,000              37,500
   Land, buildings, and equipment, less accumulated
      depreciation of $720,154 and $659,310, respectively                       471,285             504,930
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $302,528 and $284,472, respectively                       356,986             351,819
                                                                         --------------      --------------
                    Total other assets                                        2,465,079           2,448,546
                                                                         --------------      --------------
                                                                         $   22,721,851      $   23,294,075
                                                                         ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                          $    5,747,415      $    5,820,433

NOTES PAYABLE                                                                 5,756,840           5,888,508

CONTRACTS AND MORTGAGES PAYABLE                                                 205,789             207,433

SENIOR SUBORDINATED DEBT                                                      3,832,000           3,832,000

OTHER LIABILITIES:
   Accounts payable                                                             235,644             147,077
   Accrued liabilities                                                          265,781             481,197
   Income taxes payable                                                                             241,664
   Deposits on land sales and purchase agreements                               113,239              34,358
                                                                         --------------      --------------
                    Total other liabilities                                     614,664             904,296

DEFERRED INCOME TAXES                                                           521,688             608,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                       4,841               4,841
   Additional paid-in capital                                                   740,136             740,136
   Retained earnings                                                          5,298,478           5,288,405
                                                                         --------------      --------------
                    Total stockholders' equity                                6,043,455           6,033,382
                                                                         --------------      --------------
                                                                         $   22,721,851      $   23,294,075
                                                                         ==============      ==============

See note to condensed consolidated financial statements (unaudited).


                                    3 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

---------------------------------------------------------------------------------------------

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                          -----------------------------------
                                                                1999                 1998
REVENUES:
   Sales                                                  $    3,665,907       $    3,932,358
   Interest income on contracts receivable                       256,839              283,764
   Equity in (loss) earnings of 50% owned subsidiary
     and joint venture                                            (3,731)              17,507
   Other revenue                                                  32,990               48,380
                                                          --------------       --------------
          Total revenue                                        3,952,005            4,282,009

COSTS AND EXPENSES:
   Cost of sales                                               1,985,231            2,314,522
   Selling, general, and administrative                        1,274,815            1,287,994
   Interest                                                      381,727              469,732
                                                          --------------       --------------
          Total costs and expenses                             3,641,773            4,072,248


INCOME BEFORE INCOME TAXES                                       310,232              209,761

INCOME TAX EXPENSE                                                    --               83,546
                                                          --------------       --------------

NET INCOME                                                $      310,232       $      126,215
                                                          ==============       ==============

NET INCOME PER COMMON SHARE
  OUTSTANDING                                             $         0.64       $         0.26
                                                          ==============       ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                             484,129              484,129
                                                          ==============       ==============

See note to condensed consolidated financial statements (unaudited).


                                    4 of 11

TAYLOR INVESTMENT CORPORATION
CONDEDNSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

-----------------------------------------------------------------------------------------------------------------------

                                                                                         1999                 1998
                                                                                    --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                     $      310,232       $      126,215
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                        78,901               89,130
       Deferred income taxes                                                               (86,335)              83,546
       Equity in loss (earnings) of 50% owned subsidiary and joint venture                   3,731              (17,507)
       Contracts and mortgages receivables funded                                       (1,169,061)          (1,401,954)
       Payments on contracts and mortgages receivable                                    1,914,916            1,022,769
       Decrease in inventory - land held for sale                                        1,888,921            1,553,845
       Increase in other receivables                                                       (70,180)             (95,657)
       Decrease in income tax payable                                                     (241,664)
       Increase in prepaid expenses                                                        (29,554)             (53,774)
       Decrease in other liabilities                                                                            (10,860)
       Decrease in accounts payable and accrued liabilities                               (126,849)            (128,736)
       Increase in deposits on land sales and purchase agreements                           78,881               22,113
                                                                                    --------------       --------------
                              Net cash provided by operating activities             $    2,551,939       $    1,189,130

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                           (27,199)             (24,167)
       Dividend from joint venture                                                                               35,000
       Increase in funds held by trustee                                                   (37,500)
                                                                                    --------------       --------------
                              Net cash (used) provided by investing activities             (64,699)              10,833

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                                     (73,018)            (205,319)
       Repayment of notes, contracts, and mortgage payables                             (2,183,062)          (1,380,889)
       Loan acquisition costs                                                              (23,224)
       Dividends paid                                                                     (300,159)
                                                                                    --------------       --------------
                              Net cash used in financing activities                     (2,579,463)          (1,586,208)
                                                                                    --------------       --------------

DECREASE IN CASH                                                                           (92,223)            (386,245)

CASH AT BEGINNING OF PERIOD                                                                433,717              648,760
                                                                                    --------------       --------------

CASH AT END OF PERIOD                                                               $      341,494       $      262,515
                                                                                    ===================================


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                                  $      369,376       $      475,678
                                                                                    ==============       ==============
          Income taxes                                                              $      327,999
                                                                                    ==============       ==============
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                                $    2,049,750       $    1,263,040
                                                                                    ==============       ==============

See note to condensed consolidated financial statements (unaudited).


                                     5 of 11

TAYLOR INVESTMENT CORPORATION
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1998 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheets as of March 31, 1999 and the condensed consolidated statements of income for the three months ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 1999 and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1998 Form 10-KSB.

      The results of operations for the interim periods are not necessarily indicative of results which will be realized for the full year.


                                    6 of 11

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998.

Sales of $3,665,907, including sales of structures of $487,811, for the quarter ended March 31, 1999 decreased by $266,451 from the same period in 1998. Land sales of $3,178,096 decreased by $55,602 from the same period in 1998, and structure sales decreased by $210,849. The decrease in structure sales is largely attributable to the planned reduction of this product.

Gross profit was $1,680,676 or 45.8% of sales, for the quarter ended March 31, 1999 compared to $1,617,836 or 41.1% of sales, for the same period in 1998. The gross profit margin on land sales was 50.6% of sales in 1999 compared to 46.7% in 1998. The increase in gross profit margin is due primarily to the sale of higher quality inventory in 1999, where as in the first quarter of 1998, sales programs were aimed toward the liquidation of lower-margin, aged inventory.

Selling, general and administrative expenses of $1,274,815 were 34.8% of sales for the first quarter of 1999, compared to $1,287,994, or 32.8%, for the same period in 1998. The 2.0% increase in these expenses, as a percent of sales, is attributable to the opening of a new realty office in the first quarter of 1999. General expenses were incurred throughout the entire quarter to open and maintain this office, while sales only occurred in the last month of the quarter.

For the quarter ended March 31, 1999, interest income was $26,925 lower than for the same period in 1998 due to a decrease in the average balance of contracts and mortgages receivable.

Interest expense for the quarter ended March 31, 1999 was $381,727, compared to $469,732 for the same period in 1998. The decrease is due to the reduction of inventory and related debt.

No income tax expense has been recorded in 1999 due to the Company's conversion to an S-corporation, as of January 1, 1999. The effect of recognizing deferred tax assets and liabilities as a result of the conversion is not material to the financial statements. Income tax expense, as a percentage of income, for the first three months of 1998 was 39.8%. Income taxes were based on the Company's estimated annual income tax rate.


                                     7 of 11

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended March 31, 1999 and 1998.

                                                   Three months ended     Three months ended
                                                     March 31, 1999         March 31, 1998
                                                     --------------         --------------
Net cash provided by (used in):
            Operating activities                       $2,551,939             $1,189,130
            Investing activities                          (64.699)                10,833
            Financing activities                       (2,579,463)            (1,586,208)
                                                       -----------            -----------
                        Net decrease in cash           $  (92,223)            $ (386,245)

Sources of financing as of March 31, 1999 and December 31, 1998 are detailed in the following table:

                              SOURCES OF FINANCING

                                    March 31, 1999     Percentage     December, 31, 1998     Percentage
                                    --------------     ----------     ------------------     ----------
Lines of credit                        $ 5,747,415          37.0%            $ 5,820,433          37.0%
Notes payable(1)                         5,756,840          37.0               5,888,508          37.4
Contracts and mortgages payable            205,789           1.3                 207,433           1.3
Senior subordinated debt                 3,832,000          24.7               3,832,000          24.3
                                  ----------------------------------------------------------------------
                                       $15,542,044         100.0%            $15,748,374         100.0%
                                  ======================================================================

Total debt declined $206,330 from December 31, 1998, due to the repayment of debt from collections of contracts and mortgages receivable. As of March 31, 1999, contracts and mortgages receivable were $8,619,402 compared to $9,365,257 as of December 31, 1998.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1999.




--------------------

(1) Notes payable include the real estate line of credit in the amounts of $1,180,929 and $2,440,408 as of March 31, 1999 and December 31, 1998,
respectively.


                                    8 of 11

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

THE YEAR-2000 ISSUE - As with other organizations, some of the Company's computer programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates from the year 2000 and beyond. As a result, the year 2000 may cause system errors or complete failure.

The Company has recently implemented new computer systems in all areas of operations, except accounts receivable, that are expected to remedy this situation. The new software and hardware systems have been purchased since the year 2000 issue has been exposed and all sellers have assured the Company, in writing, that their product is year 2000 compliant. The Company is currently in the process of evaluating an accounts receivable software package that is certified as year 2000 compliant. The Company's plans to have a new system selected and fully implemented by June 30, 1999. The Company has, and will continue to, communicate with third parties with which it does significant business to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party issues. Of these third party vendors, approximately half have been contacted, with the other half to be contacted by the end of third-quarter, 1999. A written response regarding their year 2000 readiness has been, and will continue to be, requested.

Currently, the costs that have been associated to the year 2000 issue totals approximately $335,000. This cost is comprised, primarily, of new computer hardware and new financial accounting software. The Company is still evaluating the overall costs, however, the expected cost to complete, which includes the purchase and implementation of new accounts receivable software, is not expected to exceed $50,000.

Overall the Company believes it has amply researched the year 2000 issue and has taken actions, which minimize the risk of system failure or corruption. Also, if third party creditors have system failures it may limit the immediate credit available to the Company, but with cash and inventory on hand, business would not be immediately affected.


                                     9 of 11

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


                                    10 of 11

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Taylor Investment Corporation
                               ------------------------------------------
                                 (Registrant)


Dated: May 10, 1999              /S/ Philip C. Taylor
                               ------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: May 10, 1999              /S/ Joel D. Kaul
                               ------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


                                    11 of 11