Form 10QSB
period 1999-06-30
TAYLOR INVESTMENT CORP /MN/
filed 1999-08-09
CIK 934373

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

For the period ended June 30, 1999              Commission File Number 33-87024C
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

        Common Stock, $.01 Par Value - 484,129 shares as of June 30, 1999
        -----------------------------------------------------------------


                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 1999 (unaudited) and December 31, 1998 ....................  3

         Condensed Consolidated Statements of Income
         Three and six months ended June 30,
         1999 and 1998 (unaudited)...........................................  4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 1999 and 1998 (unaudited).................  5

         Note to Condensed Consolidated Financial Statements (unaudited) ....  6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.......................  7

         Part II............................................................. 11

         Signatures.......................................................... 12


                                    2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                            (Unaudited)
                                                                           JUNE 30, 1999    DECEMBER 31, 1998
ASSETS

INVENTORY - Principally land held for sale                                 $  10,869,728        $  11,469,212

CONTRACTS AND MORTGAGES RECEIVABLE                                             8,416,515            9,365,257

INVESTMENT IN JOINT VENTURE                                                        9,000               11,060

OTHER ASSETS:
   Cash                                                                          228,784              433,717
   Notes receivable from officer                                                 223,934              225,000
   Tax increment financing receivable                                            616,398              631,373
   Other receivables                                                             151,530              102,220
   Prepaid expenses and earnest money deposits                                   229,721              161,987
   Funds held by trustee                                                          38,500               37,500
   Land, buildings, and equipment, less accumulated
      depreciation of $764,828 and $659,310, respectively                        500,478              504,930
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $302,660 and $284,472, respectively                        337,514              351,819
                                                                           -------------        -------------
                    Total other assets                                         2,326,859            2,448,546
                                                                           -------------        -------------
                                                                           $  21,622,102        $  23,294,075
                                                                           =============        =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                            $   5,860,261        $   5,820,433

NOTES PAYABLE                                                                  4,320,148            5,888,508

CONTRACTS AND MORTGAGES PAYABLE                                                  126,702              207,433

SENIOR SUBORDINATED DEBT                                                       3,757,000            3,832,000

OTHER LIABILITIES:
   Accounts payable                                                              120,620              147,077
   Accrued liabilities                                                           237,722              481,197
   Income taxes payable                                                               --              241,664
   Deposits on land sales and purchase agreements                                 35,249               34,358
                                                                           -------------        -------------
                    Total other liabilities                                      393,591              904,296

DEFERRED INCOME TAXES                                                            451,976              608,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                        4,841                4,841
   Additional paid-in capital                                                    740,136              740,136
   Retained earnings                                                           5,967,447            5,288,405
                                                                           -------------        -------------
                    Total stockholders' equity                                 6,712,424            6,033,382
                                                                           -------------        -------------
                                                                           $  21,622,102        $  23,294,075
                                                                           =============        =============


See note to condensed consolidated financial statements (unaudited).

                                    3 of 12

TAYLOR INVESTMENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                 ----------------------------    ----------------------------
REVENUES:                                             1999            1998            1999            1998
   Sales                                         $  5,030,732    $  5,693,075    $  8,696,639    $  9,625,433
   Interest income on contracts receivable            231,040         276,546         487,879         560,310
   Equity in earnings of 50% owned subsidiary
    and joint venture                                  13,671          12,631           9,940          30,137
   Other revenue                                      145,496          85,612         178,486         133,992
                                                 ------------    ------------    ------------    ------------
          Total revenue                             5,420,939       6,067,864       9,372,944      10,349,872

COSTS AND EXPENSES:
   Cost of sales                                    2,567,032       3,206,288       4,552,263       5,520,810
   Selling, general, and administrative             1,839,644       1,621,000       3,114,459       2,908,493
   Interest expense                                   345,294         429,755         727,021         899,487
                                                 ------------    ------------    ------------    ------------
          Total costs and expenses                  4,751,970       5,257,043       8,393,743       9,328,790


INCOME BEFORE INCOME TAXES                            668,969         810,821         979,201       1,021,082

INCOME TAX EXPENSE                                         --         324,310              --         407,856
                                                 ------------    ------------    ------------    ------------

NET INCOME                                       $    668,969    $    486,511    $    979,201    $    613,226
                                                 ============    ============    ============    ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                   $       1.38    $       1.00    $       2.02    $       1.27
                                                 ============    ============    ============    ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  484,129         484,129         484,129         484,129
                                                 ============    ============    ============    ============


See note to condensed consolidated financial statements (unaudited).

                                    4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------

                                                                                         1999              1998
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $    979,201     $    613,226

     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                      157,788          177,574
       Loss on disposal of fixed assets                                                        --           94,616
       Deferred income taxes                                                             (156,047)          88,960
       Equity in earnings of 50% owned subsidiary and joint venture                        (9,940)         (30,137)
       Contracts and mortgages receivables funded                                      (2,489,897)      (2,959,015)
       Payments on contracts and mortgages receivable                                   3,438,639        2,920,473
       Decrease in inventory - land held for sale                                       2,837,834        3,825,013
       Increase in other receivables                                                      (33,269)         (42,277)
       Decrease in income tax receivable                                                       --          314,296
       Increase in prepaid expenses                                                       (67,734)        (441,785)
       Decrease in income tax payable                                                    (241,664)              --
       Decrease in accounts payable                                                       (26,457)        (127,062)
       (Decrease) increase in accrued liabilities                                        (243,475)          29,167
       Increase (decrease) in deposits on land sales and purchase agreements                  891             (654)
                                                                                     ------------     ------------
                              Net cash provided by operating activities                 4,145,870        4,462,395

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                          (90,655)         (52,759)
       Proceeds from distribution of joint venture                                         12,000           84,000
       Increase in funds held by trustee                                                   (1,000)              --
                                                                                     ------------     ------------
                              Net cash (used in) provided by investing activities         (79,655)          31,241

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowed (payments) on lines of credit                                          39,828       (1,463,753)
       Repayment of notes, contracts, and mortgage payables                            (3,912,593)      (3,331,232)
       Loan acquisition costs                                                             (23,224)              --
       Dividends paid                                                                    (300,159)        (274,467)
       Repayment of subordinated debt                                                     (75,000)              --
                                                                                     ------------     ------------
                              Net cash used in financing activities                    (4,271,148)      (5,069,452)
                                                                                     ------------     ------------

DECREASE IN CASH                                                                         (204,933)        (575,816)

CASH AT BEGINNING OF PERIOD                                                               433,717          648,760
                                                                                     ------------     ------------

CASH AT END OF PERIOD                                                                $    228,784     $     72,944
                                                                                     ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                                   $    744,936     $    913,202
                                                                                     ============     ============
          Income taxes                                                               $    397,711     $    164,400
                                                                                     ============     ============
       Noncash financing activity - inventory and equipment
          purchased with notes and contracts payable                                 $  2,263,502     $  1,573,952
                                                                                     ============     ============


See note to condensed consolidated financial statements (unaudited).

                                    5 of 12

TAYLOR INVESTMENT CORPORATION

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1998 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flow for the six months ended June 30, 1999 and 1998 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at June 30, 1999 and the results of operations and cash flows for all periods presented.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1998 Form 10-KSB.

      The results of operations for the interim periods are not necessarily indicative of results, which will be realized for the full year.


                                    6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

Sales of $5,030,732 including structure sales of $210,864, for the quarter ended June 30, 1999, decreased by $662,343 from the same period in 1998. The decrease in land sales is attributable to an idle sales market in the southern states and a decrease in inventory in the northern states.

Gross profit was $2,463,700, or 49.0%, for the quarter ended June 30, 1999 compared to $2,486,787, or 43.7%, for the same period in 1998. The gross profit margin on land sales was 51.3% in 1999 compared to 44.9% in 1998. The increase in gross profit margin on land is due primarily to the continuous efforts to monitor and reduce development costs on new properties. The gross profit margin on sales of structures showed a decline in 1999, which is attributable to the liquidation of structure inventory.

Selling, general and administrative expenses of $1,839,644 were 36.6% of sales for the second quarter of 1999, compared to $1,621,000 or 28.5%, for the same period in 1998. The primary reasons for the increase in these expenses, as a percent of sales, are declining sales, a restructured commissions program and commissions paid for sales on behalf of an unaffiliated company.

For the quarter ended June 30, 1999, interest income was $45,506 lower than for the same period in 1998 due to decrease in the average balance of contracts and mortgages receivable. Other revenues of $145,496 for the first quarter of 1999 increased from $85,612 for the same period in 1998. The increase in other revenue is attributable to marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense was $345,294 and $429,755 for the quarters ended June 30, 1999 and 1998, respectively. The decrease is due to the reduction in average debt.

No income tax expense has been recorded in 1999 due to the Company's conversion to an S-corporation, as of January 1, 1999. The effect of recognizing deferred tax assets and liabilities as a result of the conversion is not material to the financial statements. Income tax expense, as a percentage of income, for the second quarter of 1998 was 40.0%. Income taxes were based on the Company's estimated annual income tax rate.


                                    7 of 12

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

Sales for the six months ended June 30, 1999 were $8,696,639 a decrease of $928,794 compared to the same period in 1998. Land sales of $7,997,964 decreased by $746,063 from the same period in 1998, due primarily to slow sales in the southern states. Sales of structures declined $182,731 due to lower levels of structure inventory in 1999.

Gross profit for the first six months of 1999 was $4,144,376, or 47.7%, compared to $4,104,623, or 42.6% for the same period in 1998. The gross profit on land sales was 51.0% and 45.6% for the six months ended June 30, 1999 and 1998, respectively. The 5.4% increase in gross profit on land is primarily due to the continuous efforts to monitor and reduce development costs.

Interest income of $487,879 for the first six months of 1999 was $72,431 lower than for the same period in 1998, due to an decrease in the average balance of contracts and mortgages receivable. Other revenue for the first six months of 1999 was $178,486, compared to $133,992 for the same period in 1998. The increase in other revenue is attributable to marketing fees collected on sales of property owned by an unaffiliated company.

For the first six months of 1998, selling, general and administrative expenses were $3,114,459, or 35.8% of sales, compared to $2,908,493, or 30.2% of sales in 1998. The increase in expenses, as a percent of sales, is due to declining sales, the opening of a new realty office and a restructured commissions program.

No income tax expense has been recorded in 1999 due to the Company's conversion to an S-corporation, as of January 1, 1999. The effect of recognizing deferred tax assets and liabilities as a result of the conversion is not material to the financial statements. Income tax expense, as a percentage of income, for the first six months of 1998 was 39.9%. Income taxes were based on the Company's estimated annual income tax rate.


                                    8 of 12

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows from operations, investing and financing activities for the six months ended June 30, 1999 and 1998.

                                                Six months ended     Six months ended
                                                  June 30, 1999       June 30, 1998
                                                  -------------       -------------
Net cash provided by (used in):
  Operating activities                             $ 4,145,870         $ 4,462,395
  Investing activities                                 (79,655)             31,241
  Financing activities                              (4,271,148)         (5,069,452)
                                                   -----------         -----------
       Net decrease in cash                        $  (204,933)        $  (575,816)

The principal sources of cash flow for the first six months of 1999 and 1998 were cash received from sales of land and structures.

Sources of financing as of June 30, 1999 and December 31, 1998 are detailed in the following table:

                              SOURCES OF FINANCING

                          June 30, 1999  Percentage     December 31, 1998  Percentage
                          -------------  ----------     -----------------  ----------
Lines of credit            $ 5,860,261      41.7%          $ 5,820,433        37.0%
Notes payable(1)             4,320,148      30.7             5,888,508        37.4
Contracts and mortgages
 payable                       126,702        .9               207,433         1.3
Senior subordinated debt     3,757,000      26.7             3,832,000        24.3
                         ------------------------------------------------------------
                           $14,064,111     100.0%          $15,748,374       100.0%
                         ============================================================

Total debt declined $1,684,263 from December 31, 1998, due to a decline in inventory and the repayment of debt from collections of contracts and mortgages receivable. As of June 30, 1999, contracts and mortgages receivable were $8,416,515 compared to $9,365,257 as of December 31, 1998. The decrease in the portfolio is due to decreased sales activity.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1999.


----------------------

(1) Notes payable include the real estate line of credit in the amounts of $820,694 and $2,440,408 as of June 30, 1999 and December 31, 1998, respectively.


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

The Company has recently implemented new computer systems in all areas of operations, except accounts receivable, that are expected to remedy this situation. The new software and hardware systems have been purchased since the year 2000 issue has been exposed and all sellers have assured the Company, in writing, that their product is year 2000 compliant. The Company has selected a new accounts receivable system and plans to have it fully implemented by August 30, 1999. The Company has, and will continue to, communicate with third parties with which it does significant business to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party issues. Of these third party vendors, approximately two-thirds have been contacted, with the other one-third to be contacted by the end of third-quarter, 1999. A written response regarding their year 2000 readiness has been, and will continue to be, requested.

Currently, the costs that have been associated to the year 2000 issue totals approximately $360,000. This cost is comprised, primarily, of new computer hardware and new financial accounting and accounts receivable software. The Company is still evaluating the overall costs, however, the expected cost to complete, which includes the implementation of the new accounts receivable software, is not expected to exceed $10,000.

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



                                      Taylor Investment Corporation
                                     -------------------------------------------
                                      (Registrant)

Dated: August 6, 1999                 /S/ Philip C. Taylor
                                     -------------------------------------------
                                      Philip C. Taylor
                                      President, Chief Executive Officer and
                                      Director (principal executive officer)


Dated: August 6, 1999                 /S/ Joel D. Kaul
                                     -------------------------------------------
                                      Joel D. Kaul
                                      Vice President and Chief Operating Officer


                                    12 of 12