Form 10QSB
period 1999-09-30
TAYLOR INVESTMENT CORP /MN/
filed 1999-11-12
CIK 934373

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

For the period ended September 30, 1999        Commission File Number 33-87024C
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

                             ----------------------

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

     Common Stock, $.01 Par Value - 484,129 shares as of September 30, 1999
     ----------------------------------------------------------------------


--------------------------------------------------------------------------------


                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


        Part I. Financial Information
                                                                        Page No.
                                                                        --------

Item 1. Financial Statements:

        Condensed Consolidated Balance Sheets
        September 30, 1999 (unaudited) and December 31, 1998...................3

        Condensed Consolidated Statements of Income
        Three and nine months ended September 30,
        1999 and 1998 (unaudited)..............................................4

        Condensed Consolidated Statements of Cash Flows
        Nine months ended September 30, 1999 and 1998 (unaudited)..............5

        Note to Condensed Consolidated Financial Statements (unaudited) .......6

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial Condition .........................7

        Part II...............................................................11

        Signatures............................................................12


                                     2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------

                                                                          (Unaudited)
                                                                       SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                       ------------------   -----------------
ASSETS

INVENTORY - Principally land held for sale                                $  10,167,847       $  11,469,212

CONTRACTS AND MORTGAGES RECEIVABLE                                            8,382,935           9,365,257

INVESTMENT IN JOINT VENTURE                                                       7,268              11,060

OTHER ASSETS:
   Cash                                                                         124,721             433,717
   Notes receivable from officer                                                205,091             225,000
   Tax increment financing receivable                                           596,381             631,373
   Other receivables                                                            151,726             102,220
   Prepaid expenses and earnest money deposits                                  297,190             161,987
   Funds held by trustee                                                         77,000              37,500
   Land, buildings, and equipment, less accumulated
      depreciation of $812,861 and $659,310, respectively                       449,392             504,930
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $322,092 and $284,472, respectively                       318,082             351,819
                                                                          -------------       -------------
                    Total other assets                                        2,219,583           2,448,546
                                                                          -------------       -------------
                                                                          $  20,777,633       $  23,294,075
                                                                          =============       =============


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                           $   4,791,541       $   5,820,433

NOTES PAYABLE                                                                 3,481,033           5,888,508

CONTRACTS AND MORTGAGES PAYABLE                                                 315,547             207,433

SENIOR SUBORDINATED DEBT                                                      3,757,000           3,832,000

OTHER LIABILITIES:
   Accounts payable                                                             169,474             147,077
   Accrued liabilities                                                          278,700             481,197
   Income taxes payable                                                               0             241,664
   Deposits on land sales and purchase agreements                                65,711              34,358
                                                                          -------------       -------------
                    Total other liabilities                                     513,885             904,296

DEFERRED INCOME TAXES                                                           392,419             608,023

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                       4,841               4,841
   Additional paid-in capital                                                   740,136             740,136
   Retained earnings                                                          6,781,231           5,288,405
                                                                          -------------       -------------
                    Total stockholders' equity                                7,526,208           6,033,382
                                                                          -------------       -------------
                                                                          $  20,777,633       $  23,294,075
                                                                          =============       =============


See note to condensed consolidated financial statements (unaudited).


                                     3 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

-----------------------------------------------------------------------------------------------------------------------------

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                         SEPTEMBER 30,
                                                         -------------------------------      -------------------------------
REVENUES:                                                     1999              1998               1999              1998
   Sales                                                 $   6,035,276     $   4,793,365      $  14,731,915     $  14,418,798
   Interest income on contracts receivable                     259,343           260,007            747,222           820,317
   Equity in earnings (loss) of 50% owned subsidiary
       and joint venture                                        48,268            (3,577)            58,208            26,560
   Other revenue                                               136,721           103,740            315,206           237,732
                                                         -------------     -------------      -------------     -------------
          Total revenue                                      6,479,608         5,153,535         15,852,551        15,503,407

EXPENSES:
   Cost of sales                                             3,490,701         2,954,070          8,042,964         8,474,879
   Selling, general, and administrative                      1,831,781         1,454,465          4,946,240         4,362,958
   Interest                                                    343,342           219,835          1,070,362         1,119,322
                                                         -------------     -------------      -------------     -------------
          Total costs and expenses                           5,665,824         4,628,370         14,059,566        13,957,159


INCOME BEFORE INCOME TAXES                                     813,784           525,165          1,792,985         1,546,248

INCOME TAX EXPENSE                                                  --           211,823                 --           619,679
                                                         -------------     -------------      -------------     -------------

NET INCOME                                               $     813,784     $     313,342      $   1,792,985     $     926,569
                                                         =============     =============      =============     =============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                           $        1.68     $        0.65      $        3.70     $        1.91
                                                         =============     =============      =============     =============

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                          484,129           484,129            484,129           484,129
                                                         =============     =============      =============     =============


See note to condensed consolidated financial statements (unaudited).


                                     4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------

                                                                                  1999               1998
                                                                             -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                              $   1,792,985      $     926,569

     Adjustments to reconcile net income to net cash provided
         by operating activities:
       Depreciation and amortization                                               235,652            252,624
       (Gain) loss on sale of assets                                                (4,343)           109,957
       Deferred income taxes                                                      (215,604)          (501,865)
       Equity in earnings of 50% owned subsidiary and joint venture                (58,208)           (26,560)
       Contracts and mortgages receivables funded                               (3,775,156)        (4,554,271)
       Payments on contracts and mortgages receivable                            4,757,478          4,471,827
       Decrease in inventory - land held for sale                                4,547,115          4,629,420
       Decrease in other receivables                                                 5,395             14,315
       Decrease in income tax receivable                                                 0            314,296
       Decrease in income tax payable                                             (241,664)                 0
       Increase in prepaid expenses                                               (135,203)           (78,519)
       Increase (decrease) in accounts payable                                      22,397           (150,804)
       Decrease in accrued liabilities                                            (202,497)           (10,549)
       Increase in deposits on land sales and purchase agreements                   31,353             47,682
                                                                             -------------      -------------
                               Net cash provided by operating activities         6,759,700          5,444,122

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                  (103,658)           (77,983)
       Proceeds from sale of land, buildings and equipment                          10,000                300
       Proceeds from distribution of joint venture                                  62,000             84,000
       Increase in funds held by trustee                                           (39,500)           (73,000)
                                                                             -------------      -------------
                              Net cash used in investing activities                (71,158)           (66,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net payments on lines of credit                                          (1,028,892)          (466,773)
       Repayment of notes, contracts, and mortgage payables                     (5,570,263)        (4,830,464)
       Loan Acquisition Costs                                                      (23,224)                 0
       Dividends paid                                                             (300,159)          (270,042)
       Repayment of subordinated debt                                              (75,000)           (85,000)
                                                                             -------------      -------------
                              Net cash used in financing activities             (6,997,538)        (5,652,279)
                                                                             -------------      -------------

DECREASE IN CASH                                                                  (308,996)          (274,840)

CASH AT BEGINNING OF PERIOD                                                        433,717            648,760
                                                                             -------------      -------------

CASH AT END OF PERIOD                                                        $     124,721      $     373,920
                                                                             =============      =============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                           $   1,085,599      $   1,132,411
                                                                             =============      =============
          Income taxes                                                       $     457,268      $     967,248
                                                                             =============      =============
       Noncash financing activity - inventory and equipment
          purchased with notes contracts and mortgages payable               $   3,270,902      $   3,198,796
                                                                             =============      =============


See note to condensed consolidated financial statements (unaudited).


                                     5 of 12

TAYLOR INVESTMENT CORPORATION
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1998 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 1999 and the condensed consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at September 30, 1999 and the results of operations and cash flows for all periods presented.

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


                                     6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

Sales of $6,035,276 including sales of structures of $136,362, for the quarter ended September 30, 1999 increased by $1,241,911 from the same period in 1998. Land sales of $5,898,914 increased by $1,276,183 from the same period in 1998. The increase in land sales is attributable to the introduction of a new sales office in the southern states, in 1999, and to superior quality inventory, with higher resale values, being sold company wide.

Gross profit was $2,544,575 or 42.2%, for the quarter ended September 30, 1999 compared to $1,839,295 or 38.4%, for the same period in 1998. The gross profit margin on land sales was 43.9% in 1999 compared to 40.2% in 1998. The increase in gross profit margin on land is due to the continuous efforts to monitor and reduce development costs on new properties. The gross profit margin on sales of structures is negative for the third quarter of 1999, which is attributable to the liquidation of structure inventory.

Selling, general and administrative expenses of $1,831,781 were 30.4% of sales for the third quarter of 1999, compared to $1,454,465 or 30.3%, for the same period in 1998. The lack of change, as a percent of sales, is attributable to management's continued efforts to control expenses.

For the quarter ended September 30, 1999, interest income of $259,343 remained steady compared to $260,007 for the same period in 1998, despite a decrease in the average balance of contracts and mortgages receivable. This is driven by the increased attention given to the collection of past due receivables in the third quarter of 1999.

Other revenue of $136,721 for the third quarter of 1999 increased by $32,981 for the same period in 1998. The increase in other revenue is attributable to marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense was $343,342 and $219,835 for the quarters ended September 30, 1999 and 1998, respectively. Interest expense in 1998 is lower than 1999, due to a correction related to subordinated debt, made in the third quarter of 1998.

No income tax expense has been recorded in 1999 due to the Company's conversion to an S-corporation, as of January 1, 1999. The effect of recognizing deferred tax assets and liabilities as a result of the conversion was not material to the financial statements. Income tax expense, as a percentage of income, for the third quarter of 1998 was 40.3%. Income taxes were based on the Company's estimated annual income tax rate.


                                     7 of 12

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998.

Sales for the nine months ended September 30, 1999 were $14,731,915, an increase of $313,117 or 2.17%, compared to the same period in 1998. Land sales of $13,896,878 increased by $530,120 from the same period in 1998, due primarily to the introduction of a new sales office in the southern states in 1999. Sales of structures declined $217,003 due to lower levels of structure inventory in 1999.

Gross profit for the first nine months of 1999 was $6,688,951, or 45.4%, compared to $5,943,919 or 41.2% for the same period in 1998. The gross profit from land sales was 48.0% and 43.7% for the nine months ended September 30, 1999 and 1998, respectively. The increase in gross profit is due to continuous efforts to monitor and reduce development costs and obtain superior quality inventory in 1999. The gross profit from the sale of structures was 2.5% in 1999 and 9.5% for the same period in 1998.

For the first nine months of 1999, selling, general and administrative expenses were $4,946,240 or 33.6% of sales, compared to $4,362,958, or 30.3% of sales in 1998. The increase in expenses, as a percent of sales, is due to the opening of a new realty office and restructured commission programs.

Interest income of $747,222 for the first nine months of 1999 was 8.9% lower than for the same period in 1998, due to a decrease in the average balance of contracts and mortgages receivable and low, introductory finance rates used as sales incentives in 1999.

Other revenue for the first nine months of 1999 increased by $77,474, compared to the same period in 1998, due to marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense for the first nine months of 1999 remained consistent, compared to the first nine months of 1998.

No income tax expense has been recorded in 1999 due to the Company's conversion to an S-corporation, as of January 1, 1999. The effect of recognizing deferred tax assets and liabilities as a result of the conversion was not material to the financial statements. Income tax expense, as a percentage of income, for the first nine months of 1998 was 40.3%. Income taxes were based on the Company's estimated annual income tax rate.


                                     8 of 12

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the nine months ended September 30, 1999 and 1998.

                                        Nine months ended      Nine months ended
                                       September 30, 1999     September 30, 1998
                                       ------------------     ------------------

Net cash provided by (used in):
       Operating activities                $ 6,759,700           $ 5,444,122
       Investing activities                    (71,158)              (66,683)
       Financing activities                 (6,997,538)           (5,652,279)
                                       ----------------------------------------
               Net decrease in cash        $  (308,996)          $  (274,840)

The principal sources of cash flow for the first nine months of 1999 and 1998 were cash received from sales of land and structures.

Sources of financing as of September 30, 1999 and December 31, 1998 are detailed in the following table:

                              SOURCES OF FINANCING

                  September 30, 1999  Percentage   December 31, 1998  Percentage
                  ------------------  ----------   -----------------  ----------

Lines of credit        $ 4,791,541       38.8%        $ 5,820,433        37.0%
Notes payable (1)        3,481,033       28.2           5,888,508        37.4
Contracts and
mortgages payable          315,547        2.6             207,433         1.3
Subordinated debt        3,757,000       30.4           3,832,000        24.3
                  --------------------------------------------------------------
                       $12,345,121      100.0%        $15,748,374       100.0%
                  ==============================================================

Total debt declined $3,403,253 from December 31, 1998, due to a decline in inventory and the repayment of debt from collections of contracts and mortgages receivable. As of September 30, 1999, contracts and mortgages receivable were $8,382,935 compared to $9,365,257 as of December 31, 1998. The decrease in the portfolio is due to customers choosing to finance through other financial institutes with lower interest rates.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 1999.

---------------------------
(1) Notes payable includes the real estate line of credit in the amounts of $499,799 and $2,440.408 as of September 30, 1999 and December 31, 1998,
respectively.


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

The Company has recently implemented new computer systems, in all areas of operations, which are expected to remedy this situation. The new software and hardware systems have been purchased since the year 2000 issue has been exposed and all sellers have assured the Company, in writing, that their product is year 2000 compliant.

The Company has communicated with nearly all third parties with which it does significant business to determine their year 2000 readiness and the extent to which the Company is vulnerable to any third party issues. A written response regarding their year 2000 readiness has been requested and received by most.

Currently, the costs that have been associated to the year 2000 issue total approximately $360,000. This cost is comprised, primarily, of new computer hardware and new financial accounting software. The Company has evaluated the overall costs and does not expect any additional costs related to the year 2000 issue.

Overall, the Company believes it has amply researched the year 2000 issue and has taken actions, which minimize the risk of system failure or corruption. In the case that an accounting system would fail to operate, the Company could keep records manually. This failure may be a hindrance but the Company could continue with business, as normal. Also, if third party creditors have system failures it may limit the immediate credit available to the Company, but with cash and inventory on hand, business would not be immediately affected.


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



                                 Taylor Investment Corporation
                                -----------------------------------------------
                                 (Registrant)


Dated: November 9, 1999          /S/ Philip C. Taylor
                                -----------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: November 9, 1999          /S/ Joel D. Kaul
                                -----------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


                                    12 of 12