Form 10KSB40
period 1999-12-31
TAYLOR INVESTMENT CORP /MN/
filed 2000-03-14
CIK 934373

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                     For the fiscal year ended December 31, 1999

    [ ]           TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 33-87024C

                          TAYLOR INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

            Minnesota                                   41-1373372
------------------------------------      --------------------------------------
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $24,973,604

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $1,224,637 as of December 31, 1999
                       ----------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 484,129 shares as of December 31, 1999
      ---------------------------------------------------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............4

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.................................................4

ITEM 7.  FINANCIAL STATEMENTS.................................................11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE.............................................25

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT....................25

ITEM 10. EXECUTIVE COMPENSATION...............................................26

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................27

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................28

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................28

SIGNATURES....................................................................29

                                     PART I
ITEM 1.   BUSINESS

          GENERAL

          Taylor Investment Corporation (the Company) was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, Georgia, and Texas. The Company subdivides these tracts into lots and markets them through its Four Seasons sales offices for use as primary residences, vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically ranges from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots, which it sells, but has contracted for the construction of homes on an isolated basis. The Company believes it is the largest developer of waterfront properties for the construction of primary and second homes in Minnesota and Wisconsin and is not aware of any other major developer in those states.

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

          The Company believes it must position itself to take advantage of the current and expected future demand for rural properties for building primary and secondary homes. The Company's strategy is to expand the organization by exploring new markets outside its current locations.

          PRINCIPAL BUSINESS

          Taylor's operations are organized into four primary departments:
          Acquisitions, Development, Sales and Marketing, and Finance and Accounting.

          ACQUISITIONS - To locate potential quality properties for purchase, development, and sale, Taylor's Acquisition Department reviews plat maps for the areas served by its sales offices and identifies undeveloped tracts of land. The Acquisitions Department then obtains additional information regarding the property and any nearby amenities from such sources as topographical maps and reports from the Department of Natural Resources. Other due diligence activities conducted to determine the suitability of the property for purchase by the Company may include studies of local maps and development ordinances, reviews of zoning regulations, soil testing, water testing, trees and foliage typing, a study of local road access, and a consideration of potential lot layout. The Acquisitions Department also estimates the costs of development. If the results of these studies and estimates are favorable, an offer is made for the property in accordance with established pricing guidelines developed by the Company based on its past experience. Negotiations then typically commence and, if possible, a purchase agreement is entered into. The Company's obligations under a purchase agreement are generally conditioned upon Taylor obtaining the necessary subdivision approval from the local governmental authority. Negotiations may take as long as a year before a purchase can be concluded.

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

          SALES AND MARKETING - Taylor's strategy is to purchase and develop high quality properties and then market the lots to residents of metropolitan areas. Most properties developed by the Company are within reasonable driving distances of major metropolitan areas, such as Minneapolis and St. Paul, Minnesota; Chicago, Illinois; Atlanta, Georgia; and Austin, Texas. The Company's lots are targeted toward buyers who desire property with many attractive features on which to build primary and secondary homes for use as primary residences, vacation retreats, retirement residences, or investments. The primary purchasers of the Company's vacation properties are individuals ranging from 30 to 60 years old. The Company's strategy for remaining competitive in this market involves building on its reputation of offering quality properties; using its own regional sales offices and personnel, which offer more control over the sales and marketing process and better access to the buyers than using independent sales offices and agents; offering "on-the-spot" financing for qualified purchasers; and offering properties with many appealing features, such as trails, water access, creeks, attractive views and shorelines.

          The Company's sales and marketing activities are conducted principally through its Four Seasons subsidiaries in Minnesota, Wisconsin, Georgia and Texas. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general location to the developed properties. The Company's six existing Four Seasons regional sales offices are located near Brainerd, Minnesota; Spooner, Minocqua, and Stevens Point, Wisconsin; Jasper, Georgia; and Austin, Texas. The Company typically acquires land near these offices, and the agents in these offices sell only properties owned by Taylor. The Company advertises in major metropolitan newspapers and other publications, television, radio and participates in home and garden, outdoors, and sports shows to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

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

          The Company regularly offers financing for the purchase of its properties. Upon execution of a purchase agreement, a customer may submit an application for credit, which, combined with a credit report from a credit rating agency, is given to the Sales Manager for approval. Applications from customers who have experienced credit problems in the past are submitted to the Controller for ultimate approval or rejection. Approved customers execute notes secured by first mortgages on the lots purchased.

          COMPETITION

          The Company operates in a highly competitive environment. It competes with other real estate development companies and real estate brokers in developing and selling its properties. In addition, and to a lesser extent, it competes with banks and other financial institutions and with several private companies and individual lenders in making mortgage loans. The Company's competitive factors in the market for developed lots include the ability to acquire quality inventory and the size and quality of the sales force, and the principal competitive factor in the mortgage loan market is the ability to offer favorable terms, including interest rates. The Company believes that it competes successfully in its market because of the quality of its product, access to capital (which enables it to purchase large tracts at more favorable prices than smaller industry participants), its dedicated sales staff, its reputation, and its financial strength. Management believes that the Company's ability to facilitate and simplify purchases by offering competitive financing to qualified lot purchasers offers another competitive advantage.

          REGULATION

          The Company's sales personnel, consisting primarily of those based in its Four Seasons sales offices, must be registered as real estate brokers and maintain such registration with the Minnesota Department of Commerce and the Wisconsin Department of Registration and Licensing. Minnesota requires registration of subdivisions containing more than ten lots. The Minnesota Department of Commerce granted a waiver of the registration and in its stead requires notification of the sale of any subdivision containing more than ten lots, which will be offered to Minnesota residents. No registration is required in Wisconsin, Georgia or Texas. In addition, the development of properties requires compliance with state and local zoning laws and regulations and local laws and ordinances regarding such matters as the size of lots, the construction of roads, and the amount of setback required from roads and bodies of water.

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

          EMPLOYEES

          As of December 31, 1999, the Company has 68 full-time and 7 part-time employees. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.


ITEM 2.   PROPERTIES

          The Company leases its administrative office located at 43 Main Street SE, Suite 506, in Minneapolis, Minnesota, consisting of 3,276 square feet in an office/residential complex. The lease expires March 31, 2002.

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

ITEM 3.   LEGAL PROCEEDINGS

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of security holders during the year ended December 31, 1999.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 484,129 shares were outstanding and held of record by 17 stockholders as of December 31, 1999. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and non-assessable. The Company's Credit Agreement contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash distributions. Distributions declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, debt covenant limitations and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

          OVERVIEW

          LAND AND STRUCTURE SALES - The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land.The Company identifies, acquires and develops raw land inventory through its Acquisition and Development departments. Financing for the acquisition and development of real estate is provided primarily by a network of financial institutions located in proximity to the Company's properties as well as by an asset-based credit facility (the "Credit Agreement"). On average, 75% of the purchase price of the acquired property is financed with loans from financial institutions, which are secured by mortgages on the acquired property. In addition, property sellers may also agree to provide financing for up to 70% of the purchase price.

          The Company records its inventory, which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development and improvement of the land. The Company currently attempts to maintain its inventory at a level that, at any time, will meet its sales goals for the next twelve months. Inventory balances were $9.9 million and $11.5 million as of December 31, 1999 and 1998, respectively.

          The Company occasionally contracts for the construction of shell homes on its Four Seasons lots. The Company may have between one and three structures in inventory, at any time, for each Four Seasons office. Structure inventory consists of structures that existed on a property at the time of acquisition and structures that the Company contracted to build. Structure sales also include the proceeds from the sale of townhomes in the Company's Alexandria, Minnesota project. The construction of condominiums and townhomes is subcontracted through independent builders.

          Revenues from the sale of developed lots, shell homes, townhomes and condominiums are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

          An environment of increased interest rates may adversely affect the Company's ability to successfully market and sell its properties.

          OTHER REVENUES - Other revenues consist primarily of interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Generally, mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 10.25% to 12.25% depending principally on the amount of the down payment. Company-financed sales were 26.4% and 35.3% of sales for the years ended December 31, 1999 and 1998, respectively. The decrease in customer purchases financed by the Company is due to low interest rates throughout the year, resulting in more competitive financing programs available through banks and other lending institutions. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.1% and 11.6% as of December 31, 1999 and 1998, respectively.

          Other revenues also include closing fee income the Company collects for each sale.

          COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

          The Company reported an 18.0% increase in sales for the year ended December 31, 1999 to $23.5 million, including sales of shell homes, condominiums, townhomes and timeshare sales of $1.4 million, or 6.0% of sales. For the same period in 1998, sales were $19.9 million, including $1.6 million in sales of shell homes, condominiums and townhomes, or 8.2% of sales. The overall sales increase is attributable to superior quality inventory, a strong real estate market and a dedicated sales staff.

          The following table sets forth the sales, cost of sales and gross profit information for the years ended December 31, 1999 and 1998.

                1999           Land                   Structures                  Total
          Sales            $22,104,045     100.0%    $ 1,414,393     100.0%    $23,518,438     100.0%
          Cost of sales     11,344,516      51.3%      1,403,366      99.2%     12,747,882      54.2%
                           -----------    ------     -----------    ------     -----------    ------
          Gross profit     $10,759,529      48.7%    $    11,027       0.8%    $10,770,556      45.8%

                1998           Land                   Structures                  Total

          Sales            $18,295,165     100.0%    $ 1,639,264     100.0%    $19,934,429     100.0%
          Cost of sales     10,269,115      56.1%      1,540,493      94.0%     11,809,608      59.2%
                           -----------    ------     -----------    ------     -----------    ------
          Gross profit     $ 8,026,050      43.9%    $    98,771       6.0%    $ 8,124,821      40.8%

          For 1999, gross profit was $10.8 million or 45.8% of sales, compared to $8.1 million or 40.8% of sales for the same period in 1998. Gross profit margin from the sale of lots was 48.7% for 1999 and 43.9% in 1998. In 1999, gross profit margin from the sale of structures (shell homes, condominiums, and townhomes) was 0.8%, while for the same period in 1998 gross profit margin from the sale of structures was 6.0%. The increase in gross profit on land sales is principally due to the sale of superior quality inventory in 1999 and managements focus on controlling project related costs, compared to 1998. Offsetting this increase, the Company wrote down inventory by $294,480 and $137,781 in 1999 and 1998, respectively, to reflect its net realizable value.

          Other revenues increased to $1,455,166 in 1999, from $1,439,706 for the same period in 1998, which is the net result of closing fees increasing and interest income decreasing. Closing fees increased 28.6% from the prior year, due to approximately $244,000 of commissions collected on sales of property owned by an unaffiliated company. Interest income decreased to $988,145 in 1999 from $1,086,340 in 1998 as a result of a lower average balance of contracts and mortgages receivable.

          Selling, general and administrative expenses for 1999 were $8.0 million or 33.8% of sales, compared to $6.0 million or 29.9% of sales for the same period in 1998. The increase in selling, general and administrative expense, as a percent of sales, is attributable to increased advertising costs to promote new or slow markets, a higher rate paid for sales commissions in 1999 and an new management incentive program.

          Interest expense of $1.2 million in 1999 decreased by 18.2% from $1.5 million in 1998. The decrease in interest expense is due to a decrease in contracts and mortgages payable in 1999 from 1998.

          No income tax expense was recorded in 1999 due to the Company's conversion to an S-corporation, as of January 1, 1999. The effect of recognizing deferred tax assets and liabilities as a result of the conversion was not material to the financial statements. Income tax expense for the year ended December 31, 1998 was 40.0% of income before income taxes and was based on the Company's estimated annual income tax rate.

          LIQUIDITY AND CAPITAL RESOURCES

          OVERVIEW - The Company requires consistent access to capital to finance growth of its operations. Although the Company has generally operated profitably, its cash flow from operating activities alone has been, and is expected to continue to be, insufficient to fund the Company's capital needs for continued growth.

          The Company generates cash flow from operations as land inventory is sold unless the Company finances the sale and collections are made on its contracts and mortgages receivable. The Company's primary use of cash flow is for funding its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amount outstanding under its Credit Agreement and notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the years ended December 31, 1999 and 1998:

                                                       1999            1998
          Net cash provided by (used in):
             Operating activities                 $ 12,151,270     $ 7,094,849
             Investing activities                      (41,473)        (93,342)
             Financing activities                  (11,574,205)     (7,216,550)
                                                  ------------     -----------
             Net increase (decrease) in cash      $    535,592     $  (215,043)
                                                  ============     ===========

          Cash provided by operating activities totaled $12,151,270 in 1999 and $7,094,849 in 1998. Cash used for investing and financing activities in 1999 consisted primarily of principal payments on notes, contracts, mortgages payable and subordinated debt of $10.0 million and dividend payments to shareholders of $1,549,212. Cash used for investing and financing activities in 1998 consisted primarily of principal payments on notes, contracts, and mortgages payable of $6.9 million and a dividend payment to shareholders of $300,160.

          FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Permanent financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of payment on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing. On average, the Company finances 75% of the cost of land acquisitions and development. As a result, the loan is usually paid in full when approximately 70% of the lots in a development are sold. Payments received by the Company on customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement. The following table sets forth the Company's sources of financing and the amount of such financing at December 31, 1999 and 1998.

          SOURCES OF FINANCING

                                                 1999       Percentage         1998       Percentage
          Lines of credit                    $  3,797,508        31.0%     $  5,820,433        37.0%
          Notes payable (1)                     4,725,779        38.6         5,888,508        37.4
          Contracts and mortgages payable          46,041         0.4           207,433         1.3
          Senior subordinated debt              3,680,000        30.0         3,832,000        24.3
                                             ------------     -------      ------------     -------
            Total debt                       $ 12,249,328       100.0%     $ 15,748,374       100.0%
                                             ============     =======      ============     =======

          --------------------------
          (1) Notes payable includes the real estate line of credit in the amounts of $1,606,429 and $2,440,408 as of December 31, 1999 and 1998, respectively.

          "CREDIT AGREEMENT" - The Company began its borrowing relationship in 1986 and may currently borrow a total aggregate of up to $10.0 million under the Credit Agreement which includes the following four lines of credit:


          DESCRIPTION OF LINES OF CREDIT

                                                                                    Balance
                                                                 Amount of     Outstanding as of
                                                                  Line(1)      December 31, 1999
          Mortgages and Contracts Receivable                    $10,000,000       $  3,772,143
          Real Estate Mortgage                                    3,500,000          1,606,429
          Project                                                 1,000,000             25,365
          Interim Financing                                       2,250,000                  0
                                                                                  ------------
                                                                                  $  5,403,937
                                                                                  ============

          --------------------------
          (1) These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $10.0 million.

          The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit are at the discretion of the lender, are based on 90% of eligible contracts receivable, and are to be used to finance the development of properties. Borrowings under this credit line bear interest at the greater of 8.0% or the lender's base rate plus 1.0% (9.50% as of December 31, 1999). The lender's base rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "Base" rate.

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

          All amounts borrowed by the Company under the Credit Agreement are due April 30, 2001 under an amendment to the Credit Agreement that changed the structure of the Agreement to a Committed Line. All funds advanced by the lender under the Credit Agreement are collateralized by an assignment by the Company of first mortgages, contracts for deed, security interests, or other rights or property interests acquired by the Company in connection with specific property development projects and a security interest in virtually all of the Company's assets. In addition, the Credit Agreement also contains a number of restrictive covenants and is personally guaranteed by the Company's president, Philip C. Taylor.

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

          SELLER FINANCING - Seller financing or mortgages payable are equivalent to accounts payable that are due on resale and result from the Company's ordinary course of business. When the Company decides to acquire a parcel of land, the first source of financing it attempts to secure is financing from the seller. Seller financing typically consists of a purchase agreement evidencing the sale and outlining the terms of payment. The Company makes interest and principal payments on a scheduled amortization which varies by transaction, but which in no event extends beyond the sale of the property. The Company's use of seller financing is shown as "Mortgages payable" in the table entitled "Sources of Financing."

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

          Put options were granted to three purchasers in 1991 on an initial aggregate amount of $1.4 million in contracts and mortgages receivable and in the amount of $5,613,167 in 1996. As of December 31, 1999, $956,947 in contracts and mortgages receivable were outstanding with recourse, all of which had put options. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately zero in 2000 and 2001, and $488,129 in 2002. Should all of the put options be exercised, the Company would use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

          The following table lists as of December 31, 1999, and 1998 the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages sold during the years ended December 31, 1999 and 1998.

                                                            1999          1998
          Contracts and mortgages receivable:
             Balance outstanding                        $8,694,934    $9,365,257
                Amount 90 days past due                    269,871       294,827
                Percentage of Balance                        3.10%         3.15%
             Amount foreclosed during period               302,164       111,960
                Percentage of balance                        3.48%         1.20%
          Average portfolio term                           4 years       6 years
          Weighted average interest rate                     11.1%         11.6%

          At December 31, 1999, contracts and mortgages receivable outstanding were approximately $8.7 million, had an average remaining term of approximately four years, and carried a weighted average interest rate of 11.1%. Approximately 3% of the balance was over 90 days past due. The Company works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and the Company receives full payment. On occasion, the Company must cancel the contract and begin foreclosure proceedings. During 1999, there were approximately $302,164 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $54,453 were in the process of foreclosure. Subsequent to a completed foreclosure, the Company returns the underlying property to inventory and begins re-marketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit.

          Based on expected cash generated from operations in 2000 and the above available financing resources, management believes it has adequate sources of funds to finance its 2000 cash requirements.

          NEW ACCOUNTING STANDARDS - In June 1998 the Financial Accounting Stantards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which will be effective for the Company beginning January1, 2001. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair market value and recognize fluctuations in fair value either in earnings or as a component of other comprehensive income, depending on the nature of the derivative instrument. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

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

          The Company implemented new computer systems in all areas of operations that corrected this situation. The new software and hardware systems have been purchased since the year-2000 issue has been exposed, and all sellers assured the Company, in writing, that their product was year-2000 compliant. The costs associated with the year-2000 issue totaled approximately $360,000. This cost is composed, primarily, of new computer hardware and new financial accounting software, which have been capitalized in the Company's financial statements.

          Overall, the Company was well prepared for the year-2000 issue and took actions that minimized the risk of system failure or corruption. There were no failures with any software or hardware. Also, there were no reports of failures or problems with third-party creditors or any other service providers.

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

ITEM 7.   FINANCIAL STATEMENTS

          Independent Auditors' Report........................................12

          Consolidated Balance Sheets.........................................13

          Consolidated Statements of Income...................................14

          Consolidated Statements of Stockholders' Equity.....................15

          Consolidated Statements of Cash Flows...............................16

          Notes to Consolidated Financial Statements..........................17

INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and Subsidiaries (the Company) as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and Subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

March 1, 2000
Minneapolis, Minnesota

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                       1999            1998
ASSETS

INVENTORY - Principally land held for sale                        $  9,938,693    $ 11,469,212

CONTRACTS AND MORTGAGES RECEIVABLE                                   8,694,934       9,365,257

INVESTMENT IN JOINT VENTURE                                              6,713          11,060

OTHER ASSETS:
   Cash                                                                969,309         433,717
   Note receivable from officer                                              0         225,000
   Tax increment financing receivable                                  568,977         631,373
   Other receivables                                                   252,511         102,220
   Prepaid expenses and earnest money deposits                         342,602         161,987
   Funds held by trustee                                                40,500          37,500
   Land, buildings, and equipment, less accumulated
      depreciation of $869,594 and 659,310, respectively               399,474         504,930
   Loan acquisition and debt issuance costs, less accumulated
      amortization of $332,480 and $284,472, respectively              291,470         351,819
                                                                  ------------    ------------
            Total other assets                                       2,864,843       2,448,546
                                                                  ------------    ------------
                                                                  $ 21,505,183    $ 23,294,075
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                   $  3,797,508    $  5,820,433

NOTES PAYABLE                                                        4,725,779       5,888,508

CONTRACTS AND MORTGAGES PAYABLE                                         46,041         207,433

SENIOR SUBORDINATED DEBT                                             3,680,000       3,832,000

OTHER LIABILITIES:
   Accounts payable                                                    365,619         147,077
   Accrued liabilities                                                 925,259         481,197
   Income taxes payable                                                      0         241,664
   Deposits on land sales and purchase agreements                       47,615          34,358
                                                                  ------------    ------------
            Total other liabilities                                  1,338,493         904,296

DEFERRED INCOME TAXES                                                  374,032         608,023

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                              4,841           4,841
   Additional paid-in capital                                          740,136         740,136
   Retained earnings                                                 6,798,353       5,288,405
                                                                  ------------    ------------
            Total stockholders' equity                               7,543,330       6,033,382
                                                                  ------------    ------------
                                                                  $ 21,505,183    $ 23,294,075
                                                                  ============    ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                   1999           1998
REVENUES:
   Sales                                                      $ 23,518,438    $ 19,934,429
   Interest income on contracts receivable                         988,145       1,086,340
   Equity in earnings of 50% owned subsidiary and
      joint venture                                                 57,653          34,415
   Other revenue                                                   409,368         318,321
                                                              ------------    ------------
            Total revenue                                       24,973,604      21,373,505

COSTS AND EXPENSES:
   Cost of sales                                                12,453,402      11,671,827
   Reduction of inventory to net realizable value (Note 1)         294,480         137,781
   Selling, general, and administrative                          7,953,939       5,959,479
   Interest                                                      1,212,623       1,481,843
                                                              ------------    ------------
            Total costs and expenses                            21,914,444      19,250,930
                                                              ------------    ------------

INCOME BEFORE INCOME TAXES                                       3,059,160       2,122,575

INCOME TAX EXPENSE                                                       0         849,230
                                                              ------------    ------------

NET INCOME                                                    $  3,059,160    $  1,273,345
                                                              ============    ============

NET INCOME PER COMMON SHARE OUTSTANDING                       $       6.32    $       2.63
                                                              ============    ============

AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        484,129         484,129
                                                              ============    ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                           Common Stock             Additional
                                 -----------------------------        Paid-in        Retained
                                    Shares           Amount           Capital        Earnings          Total
BALANCES AT DECEMBER 31, 1997         484,129     $      4,841     $    740,136    $  4,315,220    $  5,060,197

   Dividends paid                                                                      (300,160)       (300,160)
   Net income                                                                         1,273,345       1,273,345
                                 ------------     ------------     ------------    ------------    ------------

BALANCES AT DECEMBER 31, 1998         484,129            4,841          740,136       5,288,405       6,033,382

   Dividends paid                                                                    (1,549,212)     (1,549,212)
   Net income                                                                         3,059,160       3,059,160
                                 ------------     ------------     ------------    ------------    ------------

BALANCES AT DECEMBER 31, 1999         484,129     $      4,841     $    740,136    $  6,798,353    $  7,543,330
                                 ============     ============     ============    ============    ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $  3,059,160     $  1,273,345
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        326,267          329,951
      (Gain) Loss on sale of assets                                         (4,613)         120,842
      Deferred income taxes                                               (233,991)        (936,685)
      Equity in earnings of 50% owned subsidiary and joint venture         (57,653)         (34,415)
      Contracts and mortgages receivable funded                         (5,293,516)      (5,743,480)
      Payments on contracts and mortgages receivable                     5,963,839        5,473,222
      Decrease in inventory - land held for sale                         8,001,090        6,069,886
      Decrease in other receivables                                        137,105           76,209
      Decrease in income taxes receivable                                        0          314,296
      (Decrease) Increase in income taxes payable                         (241,664)         241,664
      Increase in prepaid expenses                                        (180,615)         (25,504)
      Increase (decrease) in accounts payable                              218,542         (204,830)
      Increase in accrued liabilities                                      444,062          131,562
      Increase in deposits on land sales and purchase agreements            13,257            8,786
                                                                      ------------     ------------
         Total adjustments to net income                                 9,092,110        5,821,504
                                                                      ------------     ------------
            Net cash provided by operating activities                   12,151,270        7,094,849

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of land, buildings, and equipment                             (110,473)        (148,742)
   Proceeds from sale of land, buildings, and equipment                     10,000            8,900
   Proceeds from distribution of joint venture                              62,000           84,000
   Increase in funds held by trustee                                        (3,000)         (37,500)
                                                                      ------------     ------------
            Net cash used in investing activities                          (41,473)         (93,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments on lines of credit                                      (2,022,925)        (111,792)
   Repayment of notes, contracts, and mortgage payables                 (7,819,844)      (6,646,598)
   Loan acquisition costs                                                  (30,224)               0
   Repayment of senior subordinated debt                                  (152,000)        (158,000)
   Dividends paid                                                       (1,549,212)        (300,160)
                                                                      ------------     ------------
            Net cash used in financing activities                      (11,574,205)      (7,216,550)
                                                                      ------------     ------------

INCREASE (DECREASE) IN CASH                                                535,592         (215,043)

CASH AT BEGINNING OF YEAR                                                  433,717          648,760
                                                                      ------------     ------------

CASH AT END OF YEAR                                                   $    969,309     $    433,717
                                                                      ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                        $  1,420,261     $  1,524,263
                                                                      ============     ============
      Income taxes                                                    $    507,619     $  1,392,293
                                                                      ============     ============
   Non-cash financing activity - inventory and equipment
      purchased with notes and contracts payable                      $  6,495,723     $  5,307,214
                                                                      ============     ============


See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), and Laurentian Development Corporation. FSM and FSW are engaged in the sale of recreational property while Laurentian Development Corporation is engaged in both the development and sale of recreational property. The Company also owns 100% of Four Seasons Realty of Michigan, Inc., which was inactive in 1999 and 1998.

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

     Interest is capitalized on all projects during the development stage. Interest capitalized into inventory was $179,229 and $36,897 in 1999 and 1998, respectively.

     During each period, the Company provides for identified, unsalable, and slow-moving inventory. As a result of a review of the carrying amount of this inventory, the Company determined that reductions in the carrying value of land inventories of $294,480 and $137,781 in 1999 and 1998, respectively, were necessary to reduce this inventory to net realizable value.

     LAND, BUILDING, AND EQUIPMENT - Depreciation of buildings and equipment is computed principally using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, based on their estimated useful lives, which range from three to thirty years.

     Land, buildings, and equipment consist of the following at December 31:

                                                       1999             1998
     Land                                          $     11,022     $     11,022
     Buildings and improvements                          70,104           63,904
     Equipment                                        1,187,942        1,089,314
                                                   ------------     ------------
                                                      1,269,068        1,164,240
     Less accumulated depreciation                      869,594          659,310
                                                   ------------     ------------
     Land, buildings, and equipment, net           $    399,474     $    504,930
                                                   ============     ============

     Included in land, buildings, and equipment at December 31, 1999 are assets under capital lease of $32,202 and associated accumulated depreciation of $12,711.

     LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

     REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment, principal, and interest paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During 1999 and 1998, down payments on sales financed by the Company averaged 15% and 18% of the sale price, respectively.

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

     ESTIMATES - The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgages receivable, note receivable from officer, lines of credit, notes payable, and contracts and mortgages payable are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments. The fair value of the senior subordinated debt is estimated to be $3,620,000 and $3,742,000 at December 31, 1999 and 1998,
     respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying amounts of all its long-lived assets and identifiable intangibles based on expected future cash flows from the use of those assets.

     NEW ACCOUNTING STANDARDS -In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Account Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES which will be effective for the Company beginning January 1, 2001. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair market value and recognize fluctuations in fair value either in earnings or as a component of other comprehensive income, depending on the nature of the derivative instrument. Although the Company expects that this standard will not materially affect its financial position and results of operations, it has not yet determined the impact of this standard on its financial statements.

2.   CONTRACTS AND MORTGAGES RECEIVABLE

     Contracts and mortgages receivable result from the sale of land or land and cabins. Generally, the receivables are collected in monthly installments, including interest, over ten years for land sales and over five years for land and property structure sales. The Company also has certain mortgage receivables which are amortized over eight years for land sales and ten years for property structure sales, with a balloon payment for the remaining unpaid principal at the end of four years. At December 31, 1999, the weighted average maturity of contracts and mortgages receivable was approximately four years, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.1% and 11.6% as of December 31, 1999 and 1998, respectively.

     Maturities of contracts and mortgages receivable at December 31, 1999 are as follows:

     Year ending December 31:
     2000                                                                  $  1,993,167
     2001                                                                       885,180
     2002                                                                     1,007,944
     2003                                                                       965,770
     2004                                                                       961,338
     Thereafter                                                               2,978,244
                                                                           ------------
                                                                              8,791,643
     Less allowance for uncollectable contracts and mortgages receivable         96,709
                                                                           ------------
                                                                           $  8,694,934
                                                                           ============

3.   TAX INCREMENT FINANCING RECEIVABLES

     Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables, which are generally non-interest bearing, upon the sale of the developed property or upon the completion of the structure by the owner. Estimated amounts receivable under these agreements were $568,977 and $631,373 at December 31, 1999 and 1998, respectively. Estimated maturity of these receivables at December 31, 1999 is as follows:

     Year ending December 31:
     2000                                                            $    97,057
     2001                                                                 97,612
     2002                                                                 98,173
     2003                                                                 98,738
     2004                                                                 88,363
     Thereafter                                                          718,940
                                                                     -----------
                                                                       1,198,883
     Less imputed interest at 10%                                        629,906
                                                                     -----------
             Net receivable                                          $   568,977
                                                                     ===========

4.   LINES OF CREDIT

     The Company has a credit agreement that provides for total borrowings of up to $10,000,000 at the discretion of the lender and is due April 30, 2001. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by virtually all of the Company's assets and are guaranteed by the president of the Company. The credit agreement contains certain restrictive covenants, including such items as maintenance of minimum net worth (as defined), and limitation of capital expenditures. The Company was in compliance with these financial covenants in the credit agreement at December 31, 1999 and 1998.

     At December 31, 1999 and 1998, the Company had borrowings outstanding of $3,772,143 and $5,777,068, respectively, under the line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $3,500,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 90% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 1999 and 1998, the Company had borrowings of $1,606,429 and $2,440,408, respectively, which are included in real estate notes payable (see Note 5). Borrowings under the line of credit bear interest at the greater of 8% or the lender's "base" rate plus 1.0% (9.50% and 8.75% at December 31, 1999 and 1998, respectively). Borrowings under the real estate loan facility bear interest at the greater of 8% or the lender's "base" rate plus 1.5% (10.00% and 9.25% at December 31, 1999 and 1998, respectively). The "base" rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "base" rate. At December 31, 1999 the Company has unused availability of $1,738,952 under the credit agreements and real estate loan facility.

     Also, under the credit agreement, the Company has a $1,000,000 line to support financing of a major project. Borrowings under the project line bear interest at the lender's "base" rate plus 1.5% (10.00% and 9.25% at December 31, 1999 and 1998, respectively). Borrowings under the project line outstanding at December 31, 1999 and 1998 were $25,365 and $43,365, respectively, and are secured by a mortgage on the major project.

     The credit agreement also provides the Company an over-line up to $2,250,000 at the discretion of the lender. Borrowings under the over-line facility at December 31, 1999 and 1998 were zero. Borrowings bear interest at the lender's "base" rate plus 1.5% (10.00% and 9.25% at December 31, 1999 and 1998, respectively).

5.   NOTES PAYABLE

     Notes payable consisted of the following at December 31:

                                                                        1999            1998
     Fixed rate notes payable, due through 2005 at
         various rates of interest ranging from 2.77% to 13.50%     $ 2,368,672     $ 2,526,229
     Real estate notes payable, due through 2001
         at various rates of interest ranging from prime to
         prime plus 1.5%                                               2,357,107      3,362,279
                                                                    ------------    -----------
                                                                    $  4,725,779    $ 5,888,508
                                                                    ============    ===========

     At December 31, 1999, notes payable was secured by certain land held for sale, contracts and mortgages receivable, and equipment. The president of the Company personally guarantees the notes payable.

     Maturity requirements on notes payable at December 31, 1999 are as follows:

     Years ending December 31:
     2000                                                            $ 3,177,755
     2001                                                              1,036,366
     2002                                                                181,380
     2003                                                                134,226
     2004                                                                111,731
     Thereafter                                                           84,321
                                                                     -----------
                                                                     $ 4,725,779
                                                                     ===========

6.   CONTRACTS AND MORTGAGES PAYABLE

     The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 1999, the agreements provide for interest rates from 3.0% to 7.5% and maturity dates through 2005. The contracts and mortgages payable are secured by land held for sale and land which has been sold and the related contracts receivable.

     Maturity requirements on the contracts and mortgages payable at December 31, 1999 are as follows:

     Years ending December 31:
     2000                                                            $    11,348
     2001                                                                 12,047
     2002                                                                 12,793
     2003                                                                  3,705
     2004                                                                  3,816
     Thereafter                                                            2,332
                                                                     -----------
                                                                     $    46,041
                                                                     ===========

7.   SENIOR SUBORDINATED DEBT

     The Company has $680,000 in senior subordinated notes outstanding which bear interest at 8% to 10% and are unsecured. In addition, the Company has $3,000,000 of senior subordinated debt that bears interest at 11% to 12% and is unsecured. These notes contain certain restrictive covenants (as defined), including such items as maintenance of minimum net worth, limitation of dividend payments, maximum debt to equity ratio, and other financial ratios. At December 31, 1999, principal maturities of senior subordinated debt are as follows:

     Years ending December 31:
     2000                                                            $   166,000
     2001                                                                780,000
     2002                                                                774,000
     2003                                                                760,000
     2004                                                                600,000
     Thereafter                                                          600,000
                                                                     -----------
                                                                     $ 3,680,000
                                                                     ===========

8.   COMMITMENTS AND CONTINGENCIES

     The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under these contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. Put options that typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five-year anniversary of the sale, were also granted for these contracts receivable. At December 31, 1999 and 1998, the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $956,947 and $1,571,638, respectively. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately zero in 2000 and 2001 and $488,129 in 2002. Should all of the put options be exercised, the Company would use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

9.   OPERATING LEASES

     The Company has entered into non-cancelable leases for office space. Estimated payments under these lease agreements at December 31, 1999 are approximately as follows:

     Years ending December 31:
     2000                                                            $   187,455
     2001                                                                139,800
     2002                                                                 25,300
                                                                     -----------
                                                                     $   352,555
                                                                     ===========

     Total rental expense for all operating leases was approximately $230,000 and $180,000 for the years ended December 31, 1999 and 1998, respectively.

10.  INCOME TAXES

     In January 1999, the Company filed with the Internal Revenue Service and obtained status as a Subchapter S-Corporation. Accordingly, taxable income from operations is allocated to the individual shareholders with no income tax expense recorded in the financial statements. The Company will continue to pay "built-in-gain" taxes related to deferred tax liabilities existing at December 31, 1998 for installment sales, until all installments of such sales have been received. The recognition of all other deferred tax assets and liabilities had no effect on income in 1999.

     The following summarizes the provision for income taxes for the year ended December 31, 1998:

     Current:
         Federal                                                    $   863,997
         State                                                          216,602
                                                                    -----------
             Total current                                            1,080,599

     Deferred:
         Federal                                                       (216,303)
         State                                                          (15,066)
                                                                    ------------
             Total deferred                                            (231,369)
                                                                    -----------
                                                                    $   849,230
                                                                    ===========

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax law and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company's deferred tax liability at December 31, 1999 of $374,032 consists entirely of "built-in-gains" on installment sales.

     The tax effect of significant items comprising the Company's net deferred tax liability as of December 31, 1998 is as follows:

                                           Deferred Tax
                                   ----------------------------
                                       Asset        Liability         Total

     Inventory capitalization      $     17,035                    $     17,035
     Allowance reserves                  42,409                          42,409
     Installment sales                             $   (618,251)       (618,251)
     Accelerated depreciation                           (33,789)        (33,789)
     Other                                              (15,427)        (15,427)
                                   ------------    ------------    ------------
                                   $     59,444    $   (667,467)   $   (608,023)
                                   ============    ============    ============

     The provision for income taxes differs from the amounts computed by applying the federal statutory rate to income before income taxes for the year ended December 31, 1998 as follows:

     Computed income tax expense at
         federal statutory rate                                    $    743,076
     State income taxes, net of federal income tax
         benefit                                                        133,014
     Other                                                              (26,860)
                                                                   ------------
                                                                   $    849,230
                                                                   ============

11.  EMPLOYEE 401(k) PLAN

     The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $80,000 for the years ended December 31, 1999 and 1998.

12.  TRANSACTIONS WITH OFFICER AND EMPLOYEES

     At December 31, 1998, the Company had a note receivable of $225,000 from an officer of the Company. The note was paid in full in November, 1999. Included in contracts and mortgages receivable at December 31, 1999 and 1998 are contracts receivable from employees of the Company in the amount of $71,700 and $89,696, respectively. During the years ended December 31, 1999 and 1998, the Company had sales to officers and employees of approximately $272,263 and $50,402, respectively.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          No changes in or disagreements with accountants have occurred during the two-year period ended December 31, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          EXECUTIVE OFFICERS AND DIRECTORS

          The Company's executive officers and directors and their ages and positions with the Company are as follows:

                 Name           Age            Positions with Company

          Philip C. Taylor      48    President, Chairman of the Board,
                                         Secretary and Treasurer
          Joel D. Kaul          40    Vice President and Chief Operating Officer
          W. John Driscoll      71    Director
          John H. Hooley        48    Director
          Charles J. McElroy    45    Director
          William R. Sieben     47    Director

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

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid or accrued by the Company for services rendered during the years ended December 31, 1999 and 1998 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 1999 exceeded $100,000:

          SUMMARY COMPENSATION TABLE

                                                       Annual Compensation
                                         -----------------------------------------------
                   Name and                                                 Other Annual
              Principal Position         Year      Salary       Bonus(1)    Compensation
          Philip C. Taylor, President    1999     $150,000     $220,853        $4,500(2)
                                         1998      150,000      150,230         4,500
          Joel D. Kaul, Vice President   1999      100,000      274,506            --
                                         1998      100,000       77,142            --

          -------------------------
          (1) The amount of Mr. Taylor's bonus is approved by the Board of Directors and is related to the Company's profitability.

          (2) Annual fee paid to Mr. Taylor for serving as a member of the Company's Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth as of December 31, 1999, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

                                                                       Shares
                   Name and Address of              Outstanding     Beneficially
                    Beneficial Owner                 Shares(2)        Owned(1)

          Philip C. Taylor
             43 Main Street SE, Suite 506
             Minneapolis, Minnesota 55414             387,804(3)        80.1%
          Charles J. McElroy
             Pillsbury Center
             220 South Sixth Street
             Suite 1000
             Minneapolis, Minnesota 55402             120,000(4)        24.8
          Joel D. Kaul
             2821 Overlook Lane North
             Stillwater, Minnesota 55082                7,541            1.6
          John H. Hooley
             9770 Old Deer Trail
             Stillwater, Minnesota 55082                5,740            1.2
          William R. Sieben
             1201 Southview Drive
             Hastings, Minnesota 55033                  5,740            1.2
          W. John Driscoll
             2090 First National Bank Building
             St. Paul, Minnesota 55101                      0(5)         *
          All executive officers and directors
             as a group (6 persons)                   406,825           84.0

          --------------------------
          (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.
          (2) Based on 484,129 shares of common stock outstanding at December 31, 1999.
          (3) Includes 132,573 shares owned by Mr. Taylor's wife, 120,000 shares held in trust for his children. The 120,000 shares held in trust for Mr. Taylor's children have also been included in the number of shares shown for Mr. Charles J. McElroy, the trustee.
          (4) Includes 120,000 shares held by Mr. McElroy as trustee under trusts for the benefit of Philip C. Taylor's children that have also been included in the number of shares shown for Mr. Taylor.
          (5) Does not include 35,700 shares held in a trust for which Mr. Driscoll was the trustee or 7,140 shares held by Mr. Driscoll as trustee as to which Mr. Driscoll disclaims beneficial ownership.

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

          Under the terms of the Subordinated Debt, the Company may not, and may not permit any subsidiary to, conduct any business or enter into any transaction or series of transactions with or for the benefit of any affiliate or any subsidiary of the Company, or any holder of 5% or more of any class of capital stock of the Company, except in good faith and on terms that are, in the aggregate, no less favorable to the Company or any subsidiary, as the case may be, than those that could have been obtained in a comparable transaction on an arm's length basis from a person not an affiliate of the Company or such subsidiary.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits.

                  No.                     Description

                  3.1   Articles of Incorporation of the Company, as amended *
                  3.2   Bylaws of the Company, as amended *
                  4.1   Form of Debenture (included as Article Two of Indenture
                        filed as Exhibit 4.2) *
                  4.2   Forms of Indenture by and between the Company and
                        American Bank National Association, as Trustee *
                  10.3  Redevelopment Agreement between the City of Hillsboro,
                        Illinois and the Company dated April 26, 1994 *
                  10.5  Contract for Private Development between The Joint East
                        Range Economic Development Authority and Laurentian
                        Development Authority *
                  10.6  Second Contract for Private Development between The
                        Joint East Range Economic Development Authority and
                        Laurentian Corporation Authority *
                  10.8  Credit Agreement between Diversified Business Credit,
                        Inc. and the Company dated November 18, 1986, as amended
                        by Amendment to Credit Agreement dated June 2, 1993 *
                  10.9  Security Agreement between Diversified Business Credit,
                        Inc. and the Company dated November 18, 1986 *
                  10.10 Agreement between the City of Coleraine, Minnesota and the Company dated September 26, 1994 *
                  22.1  Subsidiaries of the Company
                  27    Financial Data Schedule**

            ------------------------------
            * Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

            **    Exhibit 27 has been excluded from the printed version.



            (a) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TAYLOR INVESTMENT CORPORATION
                                       (Registrant)

Dated:   March 1, 2000                 By /S/ Philip C. Taylor
      -------------------                 --------------------
                                          Philip C. Taylor
                                          President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE
---------                      -----                               ----


/S/ Philip C. Taylor           Chairman of the Board, President    March 1, 2000
----------------------------   Secretary and Treasurer (Chief      -------------
Philip C. Taylor               Executive Officer)


/S/ W. John Driscoll           Director                            March 1, 2000
----------------------------                                       -------------
W. John Driscoll



/S/ John H. Hooley             Director                            March 1, 2000
----------------------------                                       -------------
John H. Hooley



/S/ Charles J. McElroy         Director                            March 1, 2000
----------------------------                                       -------------
Charles J. McElroy



/S/ William R. Sieben          Director                            March 1, 2000
----------------------------                                       -------------
William R. Sieben



/S/ Joel D. Kaul               Vice President and Chief            March 1, 2000
----------------------------   Operating Officer                   -------------
Joel D. Kaul

INDEX TO EXHIBITS

EXHIBIT
   NO.    DESCRIPTION                                                       PAGE

   3.1    Articles of Incorporation of the Company, as amended ................*
   3.2    Bylaws of the Company, as amended ...................................*
   4.1    Form of Debenture (included as Article Two of Indenture filed as
          Exhibit 4.2).........................................................*
   4.2    Form of Indenture by and between the Company and American Bank
          National Association, as Trustee.....................................*
  10.3    Redevelopment Agreement between the City of Hillsboro, Illinois and the Company dated April 26, 1994.................................*
  10.5    Contract for Private Development between The Joint East Range
          Economic Development Authority and Laurentian Development
          Authority............................................................*
  10.6 Second Contract for Private Development between The Joint East Range Economic Development Authority and Laurentian Corporation
          Authority............................................................*
  10.8 Credit Agreement between Diversified Business Credit, Inc. and the Company dated November 18, 1986, as amended by Amendment to Credit
          Agreement dated June 2, 1993.........................................*
  10.9    Security Agreement between Diversified Business Credit, Inc. and the Company dated November 18, 1986..................................*
  10.10 Agreement between the City of Coleraine, Minnesota and the Company dated September 26,
          1994.................................................................*
  22.1    Subsidiaries of the Company.........................................31
  27      Financial Data Schedule ............................................**

---------------------

* Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.
**Exhibit 27 has been excluded from the printed version.