Form 10QSB
period 2000-03-31
TAYLOR INVESTMENT CORP /MN/
filed 2000-05-15
CIK 934373

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2000             Commission File Number 33-87024C
-----------------------------------             --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                        41-1373372
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation organization)

                          43 Main Street SE, Suite 506
                              Minneapolis, MN 55414
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (612) 331-6929


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


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

       Common Stock, $.01 Par Value - 484,129 shares as of March 31, 2000
       ------------------------------------------------------------------

                                     1 of 11

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


               PART I.  FINANCIAL INFORMATION                           Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2000 (unaudited) and December 31, 1999...................3

         Condensed Consolidated Statements of Income Three months ended
         March 31, 2000 and 1999
         (unaudited)........................................................4

         Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2000 and 1999
         (unaudited)........................................................5

         Notes to Condensed Consolidated Financial Statements (unaudited....6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................7

         Part II...........................................................10

         Signatures........................................................11

                                    2 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)
                                                                       MARCH 31, 2000  DECEMBER 31, 1999
ASSETS

INVENTORY - Principally land held for sale                               $13,147,290      $ 9,938,693

CONTRACTS AND MORTGAGES RECEIVABLE                                         8,729,427        8,694,934

INVESTMENT IN AND ADVANCES TO JOINT VENTURES                                 590,099            6,713

OTHER ASSETS:
   Cash                                                                      320,599          969,309
   Notes receivable from shareholders                                         40,000               --
   Tax increment financing receivable                                        552,075          568,977
   Other receivables                                                         166,266          252,511
   Prepaid expenses and earnest money deposits                               438,986          342,602
   Funds held by trustee                                                      81,000           40,500
   Land, buildings, and equipment, less accumulated
      depreciation of $922,661 and $869,594, respectively                    366,367          399,474
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $351,299 and $332,480, respectively                    281,424          291,470
                                                                         -----------      -----------
                    Total other assets                                     2,246,717        2,864,843
                                                                         -----------      -----------
                                                                         $24,713,533      $21,505,183
                                                                         ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                          $ 5,440,738      $ 3,797,508

NOTES PAYABLE                                                              6,336,462        4,725,779

CONTRACTS AND MORTGAGES PAYABLE                                               44,348           46,041

SENIOR SUBORDINATED DEBT                                                   3,680,000        3,680,000

OTHER LIABILITIES:
   Accounts payable                                                          544,248          365,619
   Accrued liabilities                                                       637,961          925,259
   Deposits on land sales and purchase agreements                            258,871           47,615
                                                                         -----------      -----------
                    Total other liabilities                                1,441,080        1,338,493

DEFERRED INCOME TAXES                                                        361,374          374,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                    4,841            4,841
   Additional paid-in capital                                                740,136          740,136
   Retained earnings                                                       6,664,554        6,798,353
                                                                         -----------      -----------
                    Total stockholders' equity                             7,409,531        7,543,330
                                                                         -----------      -----------
                                                                         $24,713,533      $21,505,183
                                                                         ===========      ===========

See notes to condensed consolidated financial statements (unaudited).

                                    3 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
----------------------------------------------------------------------------


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
REVENUES:                                            2000           1999
                                                  --------------------------
   Sales                                          $ 5,173,110    $ 3,665,907
   Interest income on contracts receivable            250,114        256,839
   Equity in earnings (loss) of joint ventures            386         (3,731)
   Other revenue                                       93,124         32,990
                                                  -----------    -----------
          Total revenue                             5,516,735      3,952,005

COSTS AND EXPENSES:
   Cost of sales                                    2,731,580      1,985,231
   Selling, general, and administrative             1,832,886      1,274,815
   Interest                                           338,364        381,727
                                                  -----------    -----------
          Total costs and expenses                  4,902,830      3,641,773


NET INCOME                                        $   613,905    $   310,232
                                                  ===========    ===========


NET INCOME PER COMMON SHARE
   OUTSTANDING                                    $      1.27    $      0.64
                                                  ===========    ===========

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  484,129        484,129
                                                  ===========    ===========


See notes to condensed consolidated financial statements (unaudited).

                                    4 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

------------------------------------------------------------------------------------------------------

                                                                              2000            1999
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   613,904     $   310,232
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                            73,479          78,901
       Loss on sale of assets                                                       49              --
       Deferred income taxes                                                   (12,658)        (86,335)
       Equity in (earnings) loss of joint ventures                                (386)          3,731
       Contracts and mortgages receivables funded                           (1,491,732)     (1,169,061)
       Payments on contracts and mortgages receivable                        1,457,239       1,914,916
       (Increase) decrease in inventory - land held for sale                   (45,497)      1,888,921
       Decrease (increase) in other receivables                                103,147        (120,180)
       Decrease in income tax payable                                               --        (241,664)
       Increase in prepaid expenses                                            (96,384)        (29,554)
       Increase in accounts payable                                            178,629          88,567
       Decrease in accrued liabilities                                        (287,298)       (215,416)
       Increase in deposits on land sales and purchase agreements              211,256          78,881
                                                                           -----------     -----------
                              Net cash provided by operating activities        703,748       2,501,939

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                               (21,602)        (27,199)
       Investment in and advances to joint ventures                           (583,000)             --
       Increase in funds held by trustee                                       (40,500)        (37,500)
       Loan (made to) payment from shareholders                                (40,000)         50,000
                                                                           -----------     -----------
                              Net cash used in investing activities           (685,102)        (14,699)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) on lines of credit                          1,643,230         (73,018)
       Repayment of notes, contracts, and mortgage payables                 (1,554,110)     (2,183,062)
       Loan acquisition costs                                                   (8,773)        (23,224)
       Distributions to shareholders                                          (747,703)       (300,159)
                                                                           -----------     -----------
                              Net cash used in financing activities           (667,356)     (2,579,463)
                                                                           -----------     -----------

DECREASE IN CASH                                                              (648,710)        (92,223)

CASH AT BEGINNING OF PERIOD                                                    969,309         433,717
                                                                           -----------     -----------

CASH AT END OF PERIOD                                                      $   320,599     $   341,494
                                                                           ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                         $   238,804     $   369,376
                                                                           ===========     ===========
          Income taxes                                                     $    12,658     $   327,999
                                                                           ===========     ===========
       Noncash financing activity - inventory and equipment
          purchased with notes contracts and mortgages payable             $ 3,163,100     $ 2,049,750
                                                                           ===========     ===========

See notes to condensed consolidated financial statements (unaudited).

                                    5 of 11

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1999 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2000 and the condensed consolidated statements of income for the three months ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 2000 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 1999 Form 10-KSB.

     The results of operations for the interim periods are not necessarily indicative of results, which will be realized for the full year.

2. Investment in Joint Venture - In March 2000, the Company formed a joint venture established to acquire and develop specific parcels of land. The Company made an initial investment of $333,000 and advanced the joint venture an additional $250,000, which is included in the balances sheet in "Investment in and Advance to Joint Ventures". The advance has been subsequently repaid. The Company has a 33% equity interest in the joint venture and is accounting for the joint venture under the equity method. No amounts are included in net income for the joint venture, as operations did not begin until after March 31, 2000.

3. Debt Covenants - As of March 31, 2000, the Company was not in compliance with the "Net Book Worth" covenant under its line of credit. The Company has subsequently obtained a written waiver of the covenant from its creditor. The Company does not expect to have future events of non-compliance on this covenant.

                                    6 of 11

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 1999.

Sales of $5,173,110 for the quarter ended March 31, 2000 increased by $1,507,203 from the same period in 1999. Land sales of $5,173,109 increased by $1,995,013 from the same period in 1999, and structure sales decreased by $487,810. The increase in land sales is due primarily to the growing sales in the Company's offices located in the southern states. The decrease in structure sales is attributable to the planned reduction of this product.

Gross profit was $2,441,530 or 47.2% of sales, for the quarter ended March 31, 2000 compared to $1,680,676 or 45.8% of sales, for the same period in 1999. The gross profit margin on land sales was 47.3% of sales in 2000 compared to 50.6% in 1999. The decrease in gross profit margin on land is due to a few large sales of low-margin, aged inventory in the first quarter of 2000.

Selling, general and administrative expenses of $1,832,886 were 35.4% of sales for the first quarter of 2000, compared to $1,274,815, or 34.8%, for the same period in 1999. The small increase in these expenses, as a percent of sales, is attributable to the increase in advertising costs in the newer, southern offices, compared to the established offices in the Midwest.

Despite a decrease in the average balance of contracts and mortgages receivable, interest income for the quarter ended March 31, 2000, remained consistent with the same period in 1999, due to an increase in interest rates.

Other revenue of $93,124 for the first quarter of 2000 increased from $32,990 for the same period in 1999. The increase in other revenue is attributable to marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense for the quarter ended March 31, 2000 was $338,364, compared to $381,727 for the same period in 1999. The decrease is due to a reduction in the average debt balance.

                                    7 of 11

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended March 31, 2000 and 1999.

                                        Three months ended    Three months ended
                                          March 31, 2000        March 31, 1999
                                          --------------        --------------
Net cash provided by (used in):
         Operating activities                $   703,748           $2,501,939
         Investing activities                   (685,102)             (14,699)
         Financing activities                   (667,356)          (2,579,463)
                                        ----------------------------------------
                  Net decrease in cash       $  (648,710)          $  (92,223)
                                        ========================================


Sources of financing as of March 31, 2000 and December 31, 1999 are detailed in the following table:

                              SOURCES OF FINANCING


                          March 31, 2000   Percentage    December, 31, 1999   Percentage
                          --------------   ----------    ------------------   ----------
Lines of credit              $ 5,440,738       35.1%            $ 3,797,508       31.0%
Notes payable(1)               6,336,462       40.9               4,725,779       38.6
Contracts and
mortgages payable                 44,348        0.3                  46,041        0.4
Senior subordinated debt       3,680,000       23.7               3,680,000       30.0
                          --------------------------------------------------------------
                             $15,501,548      100.0%            $12,249,328      100.0%
                          ==============================================================


Total debt increased $3,252,220 from December 31, 1999, to finance the Company's inventory level. As of March 31, 2000, contracts and mortgages receivable were $8,729,427 compared to $8,619,402 as of December 31, 1999.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 2000.



--------------------------
(1)Notes payable include the real estate line of credit in the amounts of $1,352,534 and $1,606,429 as of March 31, 2000 and December 31, 1999,
respectively.

                                    8 of 11

SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-KSB and Form 10-QSB, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

o Changing economic conditions, including economic downturns or recessions and rising interest rates;
o The ability of the Company to maintain and enhance its market position relative to its competitors, to realize productivity, and to continue to control expenses;
o The availability of suitable tracts of undeveloped land in proximity to the marketplace;
o    Changes in zoning and subdivision regulations;
o    The availability and cost of financing;
o    Continuity of management.

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

         (a)      Exhibits.
                  Financial data schedule

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



                                 Taylor Investment Corporation
                              ----------------------------------------
                                 (Registrant)


Dated:  May 11, 2000             /S/ Philip C. Taylor
                              ----------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  May 11, 2000             /S/ Joel D. Kaul
                              ----------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer

                                    11 of 11