Form 10QSB
period 2000-06-30
TAYLOR INVESTMENT CORP /MN/
filed 2000-08-11
CIK 934373

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2000              Commission File Number 33-87024C
----------------------------------              --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


          Minnesota                                         41-1373372
----------------------------------          ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation organization)

                          43 Main Street SE, Suite 506
                              Minneapolis, MN 55414
                    (Address of principal executive offices)
         Issuer's telephone number, including area code: (612) 331-6929


                                 Not applicable
    ------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

                            -------------------------

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

        Common Stock, $.01 Par Value - 484,129 shares as of June 30, 2000
        -----------------------------------------------------------------

--------------------------------------------------------------------------------


                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2000 (unaudited) and December 31, 1999 ...................  3

         Condensed Consolidated Statements of Income
         Three and six months ended June 30,
         2000 and 1999 (unaudited)..........................................  4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 2000 and 1999 (unaudited)................  5

         Notes to Condensed Consolidated Financial Statements (unaudited)...  6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................  7

         Part II............................................................ 11

         Signatures......................................................... 12


                                    2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                JUNE 30, 2000   DECEMBER 31, 1999
ASSETS

INVENTORY - Principally land held for sale                     $   15,677,814      $    9,938,693

CONTRACTS AND MORTGAGES RECEIVABLE                                  9,544,572           8,694,934

INVESTMENT IN JOINT VENTURE                                           290,148               6,713

OTHER ASSETS:
   Cash                                                               291,669             969,309
   Tax increment financing receivable                                 558,997             568,977
   Other receivables                                                  281,163             252,511
   Prepaid expenses and earnest money deposits                        400,936             342,602
   Funds held by trustee                                               42,500              40,500
   Land, buildings, and equipment, less accumulated
      depreciation of $960,943 and $869,594, respectively             357,630             399,474
   Loan acquisition costs and debt issuance costs, less
      accumulated amortization of $373,958 and $332,480,
      respectively                                                    272,062             291,470
                                                               --------------      --------------
                    Total other assets                              2,204,957           2,864,843
                                                               --------------      --------------
                                                               $   27,717,491      $   21,505,183
                                                               ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                $    7,317,101      $    3,797,508

NOTES PAYABLE                                                       7,624,269           4,725,779

CONTRACTS AND MORTGAGES PAYABLE                                       304,548              46,041

SENIOR SUBORDINATED DEBT                                            3,599,000           3,680,000

OTHER LIABILITIES:
   Accounts payable                                                   166,995             365,619
   Accrued liabilities                                                608,119             925,259
   Deposits on land sales and purchase agreements                      38,953              47,615
                                                               --------------      --------------
                    Total other liabilities                           814,067           1,338,493

DEFERRED INCOME TAXES                                                 331,466             374,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares
      authorized; 484,129 shares issued and outstanding                 4,841               4,841
   Additional paid-in capital                                         740,136             740,136
   Retained earnings                                                6,982,063           6,798,353
                                                               --------------      --------------
                    Total stockholders' equity                      7,727,040           7,543,330
                                                               --------------      --------------
                                                               $   27,717,491      $   21,505,183
                                                               ==============      ==============

See notes to condensed consolidated financial statements (unaudited).


                                     3 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

------------------------------------------------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                              JUNE 30,                              JUNE 30,
                                                       2000              1999                2000              1999
                                                  ---------------------------------    ---------------------------------
REVENUES:
   Sales                                          $    6,368,525     $    5,030,732    $   11,541,635     $    8,696,639
   Interest income on contracts receivable               248,549            231,040           498,663            487,879
   Equity in (loss) earnings of joint ventures           (49,951)            13,671           (49,565)             9,940
   Other revenue                                         160,235            145,496           253,359            178,486
                                                  --------------     --------------    --------------     --------------
          Total revenue                                6,727,358          5,420,939        12,244,092          9,372,944

COSTS AND EXPENSES:
   Cost of sales                                       3,345,140          2,567,032         6,076,721          4,552,263
   Selling, general, and administrative                2,159,679          1,839,644         3,992,565          3,114,459
   Interest expense                                      358,223            345,294           696,586            727,021
                                                  --------------     --------------    --------------     --------------
          Total costs and expenses                     5,863,042          4,751,970        10,765,872          8,393,743


NET INCOME                                        $      864,316     $      668,969    $    1,478,220     $      979,201
                                                  ==============     ==============    ==============     ==============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                    $         1.79     $         1.38    $         3.05     $         2.02
                                                  ==============     ==============    ==============     ==============

AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                    484,129            484,129           484,129            484,129
                                                  ==============     ==============    ==============     ==============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

----------------------------------------------------------------------------------------------------

                                                                        2000               1999
                                                                   --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $    1,478,220     $      979,201

     Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization                                      150,955            157,788
       Gain on sale of assets                                                (907)                --
       Deferred income taxes                                              (42,566)          (156,047)
       Equity in loss (earnings) of joint ventures                         49,565             (9,940)
       Contracts and mortgages receivables funded                      (3,341,690)        (2,489,897)
       Payments on contracts receivable                                 2,492,052          3,438,639
       Decrease in inventory - land held for sale                         915,570          2,837,834
       Increase in other receivables                                      (18,672)           (33,269)
       Decrease in income tax payable                                          --           (241,664)
       Increase in prepaid expenses                                       (58,334)           (67,734)
       Decrease in accounts payable                                      (198,624)           (26,457)
       Decrease in accrued liabilities                                   (317,140)          (243,475)
       (Decrease) increase in deposits on land sales
          and purchase agreements                                          (8,662)               891
                                                                   --------------     --------------
            Net cash provided by operating activities                   1,099,767          4,145,870

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                          (70,226)           (90,655)
       Proceeds from sale of land, buildings and equipment                  3,500                 --
       Investment in and advances to joint ventures                      (333,000)                --
       Proceeds from distribution of joint venture                             --             12,000
       Increase in funds held by trustee                                   (2,000)            (1,000)
                                                                   --------------     --------------
            Net cash used in investing activities                        (401,726)           (79,655)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings on lines of credit                                3,519,593             39,828
       Repayment of notes, contracts, and mortgage payables            (3,497,694)        (3,912,593)
       Loan acquisition costs                                             (22,070)           (23,224)
       Repayment of senior subordinated debt                              (81,000)           (75,000)
       Distributions to shareholders                                   (1,294,510)          (300,159)
                                                                   --------------     --------------
            Net cash used in financing activities                      (1,375,681)        (4,271,148)
                                                                   --------------     --------------

DECREASE IN CASH                                                         (677,640)          (204,933)

CASH AT BEGINNING OF PERIOD                                               969,309            433,717
                                                                   --------------     --------------

CASH AT END OF PERIOD                                              $      291,669     $      228,784
                                                                   ==============     ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                 $      736,817     $      744,936
                                                                   ==============     ==============
          Income taxes                                             $       42,566     $      397,711
                                                                   ==============     ==============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable    $    6,654,691     $    2,263,502
                                                                   ==============     ==============

See notes to condensed consolidated financial statements (unaudited).


                                     5 of 12

TAYLOR INVESTMENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1999 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 2000 and the condensed consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and the condensed consolidated statements of cash flow for the six months ended June 30, 2000 and 1999 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at June 30, 2000 and the results of operations and cash flows for all periods presented.

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

2. Investment in Joint Venture - In March 2000, the Company formed a joint venture established to acquire and develop specific parcels of land. The Company made an initial investment of $333,000 and advanced the joint venture an additional $250,000, which has been subsequently repaid. The Company has a 33% equity interest in the joint venture and is accounting for the joint venture under the equity method. As of June 30, 2000, net loss of $49,951 for the joint venture, is included in net income.

3. Revenue Recognition - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statement." SAB No. 101 summaries certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company is currently reviewing SAB No. 101 and its effects on the financial statements, but does not expect it to have a significant effect on its financial positions or results of its operations.


                                     6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2000 AND 1999.

Sales of $6,368,525 including structure sales of $248,329, for the quarter ended June 30, 2000, increased by $1,337,793 from the same period in 1999. The increase in land sales is attributable to the increase in inventory and related sales in the Company's offices located in the northern states.

Gross profit was $3,023,385, or 47.5%, for the quarter ended June 30, 2000 compared to $2,463,700, or 49.0%, for the same period in 1999. The gross profit margin on land sales was 48.8% in 2000 compared to 51.3% in 1999. The decrease in gross profit margin on land is due to a few sales of aged inventory at reduced prices.

Selling, general and administrative expenses of $2,159,679 were 33.9% of sales for the second quarter of 2000, compared to $1,839,643 or 36.6%, for the same period in 1999. The primary reasons for the decrease in these expenses, as a percent of sales, are increasing sales and managements continued efforts to control expenses.

For the quarter ended June 30, 2000, interest income was $17,509 higher, than for the same period in 1999, due to an increase in the average balance of, and the interest rate charged on, contracts and mortgages receivable.

Other revenues of $160,235 for the second quarter of 2000 increased from $145,496 for the same period in 1999. The increase in other revenue is attributable to a $125,000 administrative fee collected in April, 2000, from the joint venture the Company formed in the first quarter of 2000, offset by declining marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense was $358,223 and $345,294 for the quarters ended June 30, 2000 and 1999, respectively. The increase is due to a 2.3 million dollar increase in average debt and rising interest rates in the second quarter of 2000, compared to the same period in 1999, and is offset by an increase in capitalized interest resulting from a greater number of large financed projects with longer development periods.


                                     7 of 12

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 1999 AND 1998.

Sales for the six months ended June 30, 2000 were $11,541,635 an increase of $2,844,996 compared to the same period in 1999. Land sales of $11,293,305 increased by $3,295,341 from the same period in 1999, due primarily to Company's focus on growth in it's new and established offices. Sales of structures declined $450,345 due to the planned reduction of this product.

Gross profit for the first six months of 2000 was $5,464,914, or 47.4%, compared to $4,144,376 or 47.7% for the same period in 1999. The gross profit on land sales was 48.1% and 51.0% for the six months ended June 30, 2000 and 1999, respectively. The 2.9% decrease in gross profit on land is primarily due to a few sales of aged inventory at reduced prices.

For the first six months of 2000, selling, general and administrative expenses were $3,992,656, or 34.6% of sales, compared to $3,114,459, or 35.8% of sales in 1999. The primary reasons for this decrease in expenses, as a percent of sales, are increasing sales and managements continued efforts to control expenses.

Interest income of $498,663 for the first six months of 2000 was $10,784 higher than for the same period in 1999, due to an increase in the average balance of, and the interest rate charged on, contracts and mortgages receivable.

Other revenue for the first six months of 2000 was $253,359, compared to $178,486 for the same period in 1999. The increase in other revenue is attributable to a $125,000 administrative fee collected in April, 2000, from the joint venture the Company formed in the first quarter of 2000, offset by declining marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense decreased $30,435 in the first six months of 2000, compared to 1999, despite an increase in the average debt and rising interest rates. The decrease is the result of an increase in capitalized interest resulting from a greater number of large financed projects with longer development periods.


                                     8 of 12

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows from operations, investing and financing activities for the six months ended June 30, 2000 and 1999.

                                  Six months ended     Six months ended
                                    June 30, 2000       June 30, 1999
                                    -------------       -------------
Net cash provided by (used in):
         Operating activities        $  1,099,767       $  4,145,870
         Investing activities            (401,726)           (79,655)
         Financing activities          (1,375,681)        (4,271,148)
                                   -----------------------------------
           Net decrease in cash      $   (677,640)      $   (204,933)

Sources of financing as of June 30, 2000 and December 31, 1999 are detailed in the following table:

                              SOURCES OF FINANCING

                                 June 30, 2000  Percentage   December 31, 1999  Percentage
                                 -------------  ----------   -----------------  ----------
Lines of credit                   $ 7,317,101      38.8%       $ 3,797,508         31.0%
Notes payable(1)                    7,624,269      40.5          4,725,779         38.6
Contracts and mortgages payable       304,548       1.6             46,041          0.4
Senior subordinated debt            3,599,000      19.1          3,680,000         30.0
                                ----------------------------------------------------------
                                  $18,844,918     100.0%       $12,249,328        100.0%
                                ==========================================================

Total debt increased $6,595,590 from December 31, 1999, to finance the Company's inventory level. As of June 30, 2000, contracts and mortgages receivable were $9,544,572 compared to $8,694,934 as of December 31, 1999. The increase in the portfolio is due to increased sales activity.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 2000.




------------------------------

(1) Notes payable include the real estate line of credit in the amounts of $1,250,870 and $1,606,429 as of June 30, 2000 and December 31, 1999,
respectively.


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



                                 Taylor Investment Corporation
                               -------------------------------------------------
                                 (Registrant)


Dated:  August 10, 2000          /s/ Philip C. Taylor
                               -------------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  August 10, 2000          /s/ Joel D. Kaul
                               -------------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


                                    12 of 12