Form 10QSB
period 2000-09-30
TAYLOR INVESTMENT CORP /MN/
filed 2000-11-13
CIK 934373

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2000         Commission File Number 33-87024C
---------------------------------------         --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                      41-1373372
---------------------------------       ----------------------------------------
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

                         ------------------------------

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

     Common Stock, $.01 Par Value - 484,129 shares as of September 30, 2000
     ----------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


           PART I. FINANCIAL INFORMATION                                Page No.
                                                                        --------

Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets
           September 30, 2000 (unaudited) and December 31, 1999................3

           Condensed Consolidated Statements of Income
           Three and nine months ended September 30,
           2000 and 1999 (unaudited)...........................................4

           Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2000 and 1999 (unaudited)...........5

           Notes to Condensed Consolidated Financial Statements (unaudited)....6

Item 2.    Management's Discussion and Analysis of
           Results of Operations and Financial Condition.......................7

           Part II............................................................11

           Signatures.........................................................12


                                     2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                          (Unaudited)
                                                                       SEPTEMBER 30, 2000     DECEMBER 31, 1999
ASSETS

INVENTORY - Principally land held for sale                                 $   18,111,498        $    9,938,693

CONTRACTS AND MORTGAGES RECEIVABLE                                              9,760,274             8,694,934

INVESTMENT IN JOINT VENTURES                                                      416,111                 6,713

OTHER ASSETS:
   Cash                                                                            52,415               969,309
   Tax increment financing receivable                                             544,465               568,977
   Other receivables                                                              392,677               252,511
   Prepaid expenses and earnest money deposits                                    387,811               342,602
   Funds held by trustee                                                           85,000                40,500
   Land, buildings, and equipment, less accumulated
      depreciation of $1,020,608 and $869,594, respectively                       405,007               399,474
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $395,612 and $332,480, respectively                         250,408               291,470
                                                                           --------------        --------------
                    Total other assets                                          2,117,783             2,864,843
                                                                           --------------        --------------
                                                                           $   30,405,666        $   21,505,183
                                                                           ==============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                            $    7,318,054        $    3,797,508

NOTES PAYABLE                                                                   9,263,920             4,725,779

CONTRACTS AND MORTGAGES PAYABLE                                                   290,109                46,041

SENIOR SUBORDINATED DEBT                                                        3,599,000             3,680,000

OTHER LIABILITIES:
   Accounts payable                                                               453,539               365,619
   Accrued liabilities                                                            649,226               925,259
   Deposits on land sales and purchase agreements                                  72,725                47,615
                                                                           --------------        --------------
                    Total other liabilities                                     1,175,490             1,338,493

DEFERRED INCOME TAXES                                                             289,893               374,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                         4,841                 4,841
   Additional paid-in capital                                                     740,136               740,136
   Retained earnings                                                            7,724,223             6,798,353
                                                                           --------------        --------------
                    Total stockholders' equity                                  8,469,200             7,543,330
                                                                           --------------        --------------
                                                                           $   30,405,666        $   21,505,183
                                                                           ==============        ==============


See notes to condensed consolidated financial statements (unaudited).

                                     3 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                      2000             1999            2000             1999
                                                  -----------------------------    -----------------------------
REVENUES:
   Sales                                          $  8,499,075     $  6,035,276    $ 20,040,710     $ 14,731,915
   Interest income on contracts receivable             272,733          259,343         771,396          747,222
   Equity in (loss) earnings of joint ventures         (41,037)          48,268         (90,602)          58,208
   Other revenue                                        44,799          136,721         298,158          315,206
                                                  ------------     ------------    ------------     ------------
          Total revenue                              8,775,570        6,479,608      21,019,662       15,852,551

COSTS AND EXPENSES:
   Cost of sales                                     4,612,199        3,490,701      10,688,920        8,042,964
   Selling, general, and administrative              2,299,420        1,831,781       6,291,985        4,946,240
   Interest expense                                    376,824          343,342       1,073,410        1,070,362
                                                  ------------     ------------    ------------     ------------
          Total costs and expenses                   7,288,443        5,665,824      18,054,315       14,059,566


NET INCOME                                        $  1,487,127     $    813,784    $  2,965,347     $  1,792,985
                                                  ============     ============    ============     ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                    $       3.07     $       1.68    $       6.13     $       3.70
                                                  ============     ============    ============     ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   484,129          484,129         484,129          484,129
                                                  ============     ============    ============     ============


See notes to condensed consolidated financial statements (unaudited).

                                     4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                   2000               1999
                                                                              --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $    2,965,347     $    1,792,985

     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                 232,274            235,652
       Gain on sale of assets                                                           (907)            (4,343)
       Deferred income taxes                                                         (84,139)          (215,604)
       Equity in loss (earnings) of joint ventures                                    90,602            (58,208)
       Contracts and mortgages receivables funded                                 (5,547,850)        (3,775,156)
       Payments on contracts receivable                                            4,482,510          4,757,478
       Decrease in inventory - land held for sale                                  2,784,495          4,547,115
       (Increase) decrease in other receivables                                     (115,654)             5,395
       Decrease in income tax payable                                                     --           (241,664)
       Increase in prepaid expenses                                                  (45,209)          (135,203)
       Increase in accounts payable                                                   87,920             22,397
       Decrease in accrued liabilities                                              (276,033)          (202,497)
       Increase in deposits on land sales and purchase agreements                     25,110             31,353
                                                                              --------------     --------------
                              Net cash provided by operating activities            4,598,466          6,759,700

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                    (142,179)          (103,658)
       Proceeds from sale of land, buildings and equipment                             3,500             10,000
       Investment in and advances to joint ventures                                 (500,000)                --
       Proceeds from distribution of joint venture                                        --             62,000
       Increase in funds held by trustee                                             (44,500)           (39,500)
                                                                              --------------     --------------
                              Net cash used in investing activities                 (683,179)           (71,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) on lines of credit                                3,520,546         (1,028,892)
       Repayment of notes, contracts, and mortgage payables                       (6,210,180)        (5,570,263)
       Loan acquisition costs                                                        (22,070)           (23,224)
       Repayment of senior subordinated debt                                         (81,000)           (75,000)
       Distributions to shareholders                                              (2,039,477)          (300,159)
                                                                              --------------     --------------
                              Net cash used in financing activities               (4,832,181)        (6,997,538)
                                                                              --------------     --------------

DECREASE IN CASH                                                                    (916,894)          (308,996)

CASH AT BEGINNING OF PERIOD                                                          969,309            433,717
                                                                              --------------     --------------

CASH AT END OF PERIOD                                                         $       52,415     $      124,721
                                                                              ==============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
          INFORMATION:
       Cash paid during the period for:
          Interest                                                            $    1,271,196     $    1,085,599
                                                                              ==============     ==============
          Income taxes                                                        $       84,139     $      457,268
                                                                              ==============     ==============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable               $   10,992,389     $    3,270,902
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

                                     5 of 12

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 1999 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 2000 and the condensed consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at September 30, 2000 and the results of operations and cash flows for all periods presented.

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

2. Investment in Joint Venture - In March 2000, the Company formed a joint venture established to acquire and develop specific parcels of land. The Company made an initial investment of $333,000 and advanced the joint venture an additional $250,000, which has been subsequently repaid. In September 2000, the Company made an additional investment into the joint venture of $167,000, increasing the total investment to $500,000. The Company has a 33% equity interest in the joint venture and is accounting for the joint venture under the equity method. As of September 30, 2000, net loss of $90,520 for the joint venture, is included in net income.

3. Revenue Recognition - In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulleting (SAB) No. 101 "Revenue Recognition in Financial Statement." SAB No. 101 summaries certain of the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 is to be implemented by the Company no later than the fourth quarter of fiscal 2000. The Company is completing its review of SAB No. 101 and its effects on the financial statements, but does not expect it to have a significant effect on its financial positions or results of its operations.

4. Derivative Instruments - In June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which will be effective for the Company beginning January 1, 2001. SFAS No. 133 requires companies to record derivative instruments on the balance sheet at fair market value and recognize fluctuations in fair value either in earnings or as a component of other comprehensive income, depending on the nature of the derivative instrument. The Company does not expect that this standard will materially affect its financial position and results of operations.


                                     6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

Sales of $8,499,075, including structure sales of $182,500, for the quarter ended September 30, 2000 increased by $2,463,799 from the same period in 1999. Land sales of $8,316,575 increased by $2,417,661 from the same period in 1999. The increase in land sales is attributable to the increase in prime inventory in the midwest offices and a new office opened in 1999, in the southern states, which is now established and generating more sales in 2000.

Gross profit was $3,886,876 or 45.7 %, for the quarter ended September 30, 2000 compared to $2,544,575 or 42.2%, for the same period in 1999. The gross profit margin on land sales was 46.3% in 2000 compared to 43.9% in 1999. The increase in gross profit margin on land is due to the continuous efforts to monitor and reduce development costs on new properties.

Selling, general and administrative expenses of $2,299,420 were 27.1% of sales for the third quarter of 2000, compared to $1,831,781 or 30.4%, for the same period in 1999. The primary reasons for the decrease in these expenses, as a percent of sales, are increasing sales and managements continued efforts to control expenses.

For the quarter ended September 30, 2000, interest income of $272,733, increased by $13,390, from the same period in 1999. This is due to an increase in the average balance of contracts and mortgages receivable.

For the quarter ended September 30, 2000, equity in (loss) earnings of joint venture was a net loss of $41,037. This is due to net losses incurred in conjunction with the joint venture the Company established in 2000 to acquire and develop specific parcels of land. (See Note 2)

Other revenue of $44,799, for the third quarter of 2000 decreased by $91,922 for the same period in 1999. The decrease in other revenue is attributable to the reduction of marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense was $376,824 and $343,342 for the quarters ended September 30, 2000 and 1999, respectively. The increase is due to the increase in average debt and is partially offset by an increase in capitalized interest, resulting from a greater number of large financed projects, which require longer periods of time before becoming available for market.


                                     7 of 12

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999.

Sales for the nine months ended September 30, 2000 were $20,040,710, an increase of $5,308,795 or 36.0%, compared to the same period in 1999. Land sales of $19,609,880 increased by $5,713,002 from the same period in 1999, due primarily to the increase in inventory and the company's focus on growth in its new and established offices. Sales of structures declined $404,207 due to the planned reduction of this product.

Gross profit for the first nine months of 2000 was $9,351,790, or 46.7%, compared to $6,688,951 or 45.4% for the same period in 1999. The increase in gross profit is due to continuous efforts to monitor and reduce development costs and obtain superior quality inventory in 2000.

For the first nine months of 2000, selling, general and administrative expenses were $6,291,985 or 31.4% of sales, compared to $4,946,240, or 33.6% of sales in 1999. The decrease in expenses, as a percent of sales, is due to increasing sales and managements continued efforts to control expenses.

Interest income of $771,396 for the first nine months of 2000 was $24,174 higher than for the same period in 1999. This is due to an increase in the average balance of contracts and mortgages receivable.

For the quarter ended September 30, 2000, equity in (loss) earnings of joint venture was a net loss of $90,602. This is due to net losses incurred in conjunction with the joint venture the Company established in 2000 to acquire and develop specific parcels of land. (See Note 2)

Other revenue for the first nine months of 2000 decreased by $17,048, compared to the same period in 1999, due to the reduction of marketing fees collected on sales of property owned by an unaffiliated company.

Interest expense for the first nine months of 2000 remained consistent, compared to the first nine months of 1999, despite the increase in average debt, due to an increase in capitalized interest resulting from a greater number of large financed projects, which require longer periods of time before becoming available for market.


                                     8 of 12

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the nine months ended September 30, 2000 and 1999.

                                                     Nine months ended    Nine months ended
                                                     September 30, 2000   September 30, 1999
                                                     ------------------   ------------------
Net cash provided by (used in):
         Operating activities                            $  4,598,466         $  6,759,700
         Investing activities                                (683,179)             (71,158)
         Financing activities                              (4,832,181)          (6,997,538)
                                                     ---------------------------------------
                  Net decrease in cash                   $   (916,894)        $   (308,996)

The principal sources of cash flow for the first nine months of 2000 and 1999 were cash received from sales of land and structures.

Sources of financing as of September 30, 2000 and December 31, 1999 are detailed in the following table:

                              SOURCES OF FINANCING

                             September 30, 2000    Percentage    December 31, 1999    Percentage
                             ------------------    ----------    -----------------    ----------
Lines of credit                     $ 7,318,054         35.7%          $ 3,797,508         31.0%
Notes payable(1)                      9,263,920         45.3             4,725,779         38.6
Contracts and mortgages payable         290,109          1.4                46,041          0.4
Senior subordinated debt              3,599,000         17.6             3,680,000         30.0
                             -------------------------------------------------------------------
                                    $20,471,083        100.0%          $12,249,328        100.0%
                             ===================================================================

Total debt increased $8,221,755 from December 31, 1999, to finance the Company's inventory level. As of September 30, 2000, contracts and mortgages receivable were $9,760,274 compared to $8,694,934 as of December 31, 1999. The increase in the portfolio is due to increased sales activity.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 2000.




---------------------

(1) Notes payable includes the real estate line of credit in the amounts of $2,383,591 and $1,606,429 as of September 30, 2000 and December 31, 1999,
respectively.


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



                                 Taylor Investment Corporation
                                ----------------------------------------
                                 (Registrant)


Dated: November 10, 2000         /S/ Philip C. Taylor
                                ----------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: November 10, 2000         /S/ Joel D. Kaul
                                ----------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer


                                    12 of 12