Form 10KSB40
period 2000-12-31
TAYLOR INVESTMENT CORP /MN/
filed 2001-03-14
CIK 934373

ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                   For the fiscal year ended December 31, 2000

      [ ]        TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 33-87024C

                          TAYLOR INVESTMENT CORPORATION
                 (Name of small business issuer in its charter)

          Minnesota                                    41-1373372
------------------------------------    ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

              43 Main Street S.E., Suite 506, Minneapolis, MN 55414
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (612) 331-6929
                                                     --------
        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $30,321,218
                                                         -----------

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $1,224,637 as of December 31, 2000
                       ----------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 484,129 shares as of December 31, 2000
      ---------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of certain exhibits hereto are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

       Transitional Small Business Disclosure Format (check one): Yes __ No _X_

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

           General.............................................................1

           Principal Business..................................................1

           Competition.........................................................3

           Regulation..........................................................3

           Employees...........................................................3

ITEM 2.    PROPERTIES..........................................................3

ITEM 3.    LEGAL PROCEEDINGS...................................................4

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................4

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............4

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................4

ITEM 7.    FINANCIAL STATEMENTS...............................................11

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................23

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................23

ITEM 10.   EXECUTIVE COMPENSATION.............................................24

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.........................................................25

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................26

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...................................26

SIGNATURES ...................................................................27

                                     PART I
ITEM 1.      BUSINESS

             GENERAL

             Taylor Investment Corporation (the Company) was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, Georgia, Texas and Tennessee. The Company subdivides these tracts into lots and markets them through its Four Seasons sales offices for use as primary residences, vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically ranges from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots, which it sells, but has contracted for the construction of homes on an isolated basis. The Company believes it is the largest developer of waterfront properties for the construction of primary and second homes in Minnesota and Wisconsin and is not aware of any other major developer in those states.

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

             ACQUISITIONS - To locate potential quality properties for purchase, development, and sale, Taylor's Acquisition Department reviews plat maps for the areas served by its sales offices and identifies undeveloped tracts of land. The Acquisitions Department then obtains additional information regarding the property and any nearby amenities from such sources as topographical maps and reports from government agencies. Other due diligence activities conducted to determine the suitability of the property for purchase by the Company may include studies of local maps and development ordinances, reviews of zoning regulations, soil testing, water testing, trees and foliage typing, a study of local road access, and a consideration of potential lot layout. The Acquisitions Department also estimates the costs of development. If the results of these studies and estimates are favorable, an offer is made for the property in accordance with established pricing guidelines developed by the Company based on its past experience. Negotiations then typically commence and, if successful, a purchase agreement is entered into. The Company's obligations under a purchase agreement are generally conditioned upon Taylor obtaining the necessary subdivision approval from the local governmental authority. Negotiations may take as long as a year before a purchase can be concluded.

             DEVELOPMENT - After purchase negotiations are completed, the Company's Development Department is responsible for obtaining regulatory approval for the planned development. This process typically involves determining the layout of lots, or platting the property, attending public hearings, and conducting on-site inspections with governmental and regulatory personnel. To date, the Development Department has typically been successful in obtaining the necessary regulatory and governmental approvals; however, there can be no assurance that any particular transaction will be approved and ultimately consummated. The Development Department also works with a title insurance company in obtaining title abstracts, ordering title insurance, and preparing other facets of the acquisition for closing. After closing, the property is physically developed using road contractors, surveyors, and Company work crews. Lots are platted to maximize their attractiveness, privacy, and road and water access, taking into account view corridors and the layout of trees on the lot. Roads are installed, the property is prepared to receive telephone and electrical service, trails are cut, underbrush is removed, shorelines are cleared, and the property is otherwise prepared for marketing and sales to the buying public. The Company then assigns prices to each lot based on market prices for similar properties in the area. These sales prices generally range from $20,000 - $80,000 per lot.

             SALES AND MARKETING - Taylor's strategy is to purchase and develop high quality properties and then market the lots to residents of metropolitan areas. Most properties developed by the Company are within reasonable driving distances of major metropolitan areas. The Company's lots are targeted toward buyers who desire property with many attractive features on which to build primary and secondary homes for use as primary residences, vacation retreats, retirement residences, or investments. The primary purchasers of the Company's vacation properties are individuals ranging from 30 to 60 years old. The Company's strategy for remaining competitive in this market involves building on its reputation of offering quality properties; using its own regional sales offices and personnel; offering "on-the-spot" financing for qualified purchasers; and offering properties with many appealing features, such as trails, water access, creeks, attractive views and shorelines.

             The Company's sales and marketing activities are conducted principally through its Four Seasons subsidiaries in Minnesota, Wisconsin, Georgia, Texas and Tennessee. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general location to the developed properties. The Company's seven existing regional sales offices are located near Brainerd, Minnesota; Spooner, Minocqua, and Stevens Point, Wisconsin; Jasper, Georgia; Austin, Texas; and Knoxville, Tennessee. The Company advertises in major metropolitan newspapers and other publications, television, radio and participates in home and garden, outdoors, and sports shows to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

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

             COMPETITION

             The Company operates in a highly competitive environment. It competes with other real estate development companies and real estate brokers in developing and selling its properties. In addition, and to a lesser extent, it competes with banks and other financial institutions and with several private companies and individual lenders in making mortgage loans. The Company's competitive factors in the market for developed lots include the ability to acquire quality inventory and the quality of the sales force, and the principal competitive factor in the mortgage loan market is the ability to offer favorable terms, including interest rates. The Company believes that it competes successfully in its market because of the quality of its product, access to capital (which enables it to purchase large tracts at more favorable prices than smaller industry participants), its dedicated sales staff, its reputation, and its financial strength. Management believes that the Company's ability to facilitate and simplify purchases by offering competitive financing to qualified lot purchasers offers another competitive advantage.

             REGULATION

             The Company's sales personnel, consisting primarily of those based in its sales offices, must be registered as real estate brokers and maintain such registration with the Minnesota Department of Commerce, the Wisconsin Department of Registration and Licensing and the Tennessee Real Estate Commission. Minnesota requires registration of subdivisions containing more than ten lots. The Minnesota Department of Commerce granted a waiver of the registration and in its stead requires notification of the sale of any subdivision containing more than ten lots, which will be offered to Minnesota residents. No registration is required in Wisconsin, Georgia, Texas or Tennessee. In addition, the development of properties requires compliance with state and local zoning laws and regulations and local laws and ordinances regarding such matters as the size of lots, the construction of roads, and the amount of setback required from roads and bodies of water.

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

             EMPLOYEES

             As of December 31, 2000, the Company has 86 full-time and 6 part-time employees. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.


ITEM 2.      PROPERTIES

             The Company leases its administrative office located at 43 Main Street SE, Suite 506, in Minneapolis, Minnesota, consisting of 3,276 square feet in an office/residential complex. The lease expires March 31, 2002.

             The Company leases regional sales, acquisition and development offices at various locations in Minnesota, Wisconsin, Georgia, Texas and Tennessee. These offices typically range from 1,000 to 2,500 square feet and are leased on terms ranging from month-to-month to five years.

             Management believes that these facilities provide sufficient space to support its current activities, and that additional space will be available in the future as needed.

ITEM 3.      LEGAL PROCEEDINGS

             NONE

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the year ended December 31, 2000.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 484,129 shares were outstanding and held of record by 17 stockholders as of December 31, 2000. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and non-assessable. The Company's Credit Agreement contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash distributions. Distributions declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, debt covenant limitations and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

             OVERVIEW

             LAND AND STRUCTURE SALES - The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land. The Company identifies, acquires and develops raw land inventory through its Acquisition and Development departments. Financing for the acquisition and development of real estate is provided primarily by a network of financial institutions located in proximity to the Company's properties as well as by an asset-based credit facility (the "Credit Agreement"). On average, 75% of the purchase price of the acquired property is financed with loans from financial institutions, which are secured by mortgages on the acquired property. In addition, property sellers may also agree to provide financing for up to 70% of the purchase price.

             The Company records its inventory, which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development and improvement of the land. The Company currently attempts to maintain its inventory at a level that, at any time, will meet its sales goals for the next twelve months. Inventory balances were $18.5 million and $9.9 million as of December 31, 2000 and 1999, respectively.

             Structure inventory consists of structures that existed on a property at the time of acquisition. Structure sales also include the proceeds from the sale of townhomes in the Company's Alexandria, Minnesota project. The construction of condominiums and townhomes is subcontracted through independent builders.

             Revenues from the sale of developed lots, and structures are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

             An environment of increased interest rates may adversely affect the Company's ability to successfully market and sell its properties.

             OTHER REVENUES - Other revenues consist primarily of interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Generally, mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 11.40% to 13.40% depending principally on the amount of the down payment. Company-financed sales were 31.1% and 26.4% of sales for the years ended December 31, 2000 and 1999, respectively. The increase in customer purchases financed by the Company is due to the Company offering competitive finance programs with low initial interest rates to customers. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.2% and 11.1% as of December 31, 2000 and 1999, respectively.

             Other revenues also include closing fee income the Company collects for sales and equity in the income or loss of joint ventures.

             COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

             The Company reported a 22.6% increase in sales for the year ended December 31, 2000 to $28.8 million, including sales of structures of $.6 million, or 2.1% of sales. For the same period in 1999, sales were $23.5 million, including $1.4 million in sales of structures, or 6.0% of sales. The overall sales increase is attributable to superior quality inventory, a strong real estate market and a knowledgeable sales staff.

             The following table sets forth the sales, cost of sales and gross profit information for the years ended December 31, 2000 and 1999.

                 2000                  Land                     Structures                    Total
             Sales                  $28,245,169     100.0%    $    592,830      100.0%      $28,837,999     100.0%
             Cost of sales           15,365,177      54.4%         508,598       85.8%       15,873,775      55.0%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $ 12,879,992      45.6%    $     84,232       14.2%    $  12,964,224      45.0%

                 1999                  Land                     Structures                    Total

             Sales                 $ 22,104,045     100.0%    $  1,414,393      100.0%      $23,518,438     100.0%
             Cost of sales           11,344,516      51.3%       1,403,366       99.2%       12,747,882      54.2%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $ 10,759,529      48.7%    $     11,027        0.8%    $  10,770,556      45.8%

             For 2000, gross profit was $13.0 million or 45.0% of sales, compared to $10.8 million or 45.8% of sales for the same period in 1999. Gross profit margin from the sale of lots was 45.6% for 2000 and 48.7% in 1999. In 2000, gross profit margin from the sale of structures was 14.2%, while for the same period in 1999 gross profit margin from the sale of structures was 0.8%. The decrease in gross profit on land sales, as a percentage of sales, is principally due to the sell out of a few older projects at reduced prices. The Company also wrote down inventory $294,480 in 1999, to reflect its net realizable value.

             Other revenues increased to $1,483,219 in 2000, from $1,455,166 for the same period in 1999, which is the net result of a $250,000 development fee collected for work done on a joint venture, a $121,082 loss in equity in joint ventures and a reduction in closing fees collected. Closing fees decreased about 30% from the prior year, due to special incentive programs, waiving these fees for customers. Interest income increased to $1,057,980 in 2000 from $988,145 in 1999 as a result of an increase in the average balance of contracts and mortgages receivable.

             Selling, general and administrative expenses for 2000 were $9.3 million or 32.4% of sales, compared to $8.0 million or 33.8% of sales for the same period in 1999. The decrease in selling, general and administrative expense, as a percent of sales, is attributable to increased sales and management's continued efforts to control expenses.

             Interest expense of $1.4 million in 2000 increased by 13.0% from $1.2 million in 1999. The increase in interest expense is due to an increase in contracts and mortgages payable in 2000 from 1999.

             LIQUIDITY AND CAPITAL RESOURCES

             OVERVIEW - The Company requires consistent access to capital to finance growth of its operations. Although the Company has generally operated profitably, its cash flow from operating activities alone has been, and is expected to continue to be, insufficient to fund the Company's capital needs for continued growth.

             The Company generates cash flow from operations as land inventory is sold unless the Company finances the sale and collections are made on its contracts and mortgages receivable. The Company's primary use of cash flow is for funding its ongoing acquisition of land and the subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amount outstanding under its Credit Agreement and notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the years ended December 31, 2000 and 1999:

                                                       2000            1999
             Net cash provided by (used in):
               Operating activities               $  7,654,383    $ 12,151,270
               Investing activities                 (1,311,324)        (41,473)
               Financing activities                 (6,621,901)    (11,574,205)
                                                  -------------   -------------
               Net increase (decrease) in cash    $   (278,842)   $    535,592
                                                  =============   =============

             Cash provided by operating activities totaled $7,654,383 in 2000 and $12,151,270 in 1999. Cash used for financing activities in 2000 consisted primarily of principle payments on notes, contracts, mortgages payable and subordinated debt of $9.0 million, offset by $4.5 million in borrowings on lines of credit, and dividend payments to shareholders of $2.1, while cash used for financing activities in 1999 consisted primarily of principle payments on notes, contracts, and mortgages payable of $10.0 million and dividend payments to shareholders of $1.5. Cash used for investing activities in 2000 primarily related to investments in joint ventures of $500,000 and an increase in funds held by trustee of approximately $598,000.

             FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Permanent financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of payment on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing. On average, the Company finances 75% of the cost of land acquisitions and development. As a result, the loan is usually paid in full when approximately 70% of the lots in a development are sold. Payments received by the Company on customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement. The following table sets forth the Company's sources of financing and the amount of such financing at December 31, 2000 and 1999.

             SOURCES OF FINANCING

                                                    2000        Percentage         1999       Percentage
             Lines of credit                    $   8,261,038        38.6%    $    3,797,508      31.0%
             Notes payable (1)                      9,168,999        42.8          4,725,779      38.6
             Contracts and mortgages payable          486,326         2.3             46,041       0.4
             Senior subordinated debt               3,494,000        16.3          3,680,000      30.0
                                                -------------    --------     --------------      ----
                Total debt                      $  21,410,363       100.0%    $   12,249,328     100.0%
                                                =============    ========     ==============    ======

             ----------------------
             (1)Notes payable includes the real estate line of credit in the amounts of $2,710,467 and $1,606,429 as of December 31, 2000 and 1999, respectively.

             "CREDIT AGREEMENT" - The Company began its borrowing relationship in 1986 and may currently borrow a total aggregate of up to $15.0 million under the Credit Agreement which includes the following four lines of credit:

             DESCRIPTION OF LINES OF CREDIT

                                                                  Balance
                                                   Amount of   Outstanding as of
                                                    Line(1)    December 31, 2000

             Mortgages and Contracts Receivable  $15,000,000         $ 7,361,038
             Real Estate Mortgage                  5,000,000           2,710,467
             Project                               1,000,000                   0
             Interim Financing                     3,000,000             900,000
                                                                     -----------
                                                                     $10,971,505
                                                                     ===========
             ----------------------
             (1)These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $15.0 million.

             The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit are at the discretion of the lender, are based on 90% of eligible contracts receivable, and are to be used to finance the development of properties. Borrowings under this credit line bear interest at the greater of 8.0% or the lender's base rate plus 1.0% (10.50% as of December 31, 2000). The lender's base rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "Base" rate.

             The Company also may borrow up to $5,000,000 under the Real Estate Mortgage line of credit based on 90% of the purchase price of the real estate plus 80% of eligible development costs. Funds obtained by the Company under the Real Estate Mortgage credit line are to be used to purchase real estate pending development or sale. Borrowings under the Real Estate Mortgage line of credit bear interest at a rate equal to 1.0% over the lender's base. The Project line of credit of $1,000,000 is to be used to finance project development costs and the purchase of real estate in connection with a project in northern Minnesota. The assets of the project secure this line of credit. Borrowings of up to $3,000,000 under the Interim Financing line are available to the Company at the discretion of the lender to cover demand overages on the other lines of credit. Borrowings under the Project and Interim Financing lines of credit bear interest at a rate equal to 1.5% over the lender's base rate.

             All amounts borrowed by the Company under the Credit Agreement are due April 30, 2003 under an amendment to the Credit Agreement that changed the structure of the Agreement to a Committed Line. All funds advanced by the lender under the Credit Agreement are collateralized by an assignment by the Company of first mortgages, contracts for deed, security interests, or other rights or property interests acquired by the Company in connection with specific property development projects and a security interest in virtually all of the Company's assets. In addition, the Credit Agreement also contains a number of restrictive covenants and is personally guaranteed by the Company's president, Philip C. Taylor.

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

             SELLER FINANCING - Seller financing or mortgages payable are equivalent to accounts payable that are due on resale and result from the Company's ordinary course of business. When the Company decides to acquire a parcel of land, the first source of financing it attempts to secure is financing from the seller. Seller financing typically consists of a purchase agreement evidencing the sale and outlining the terms of payment. The Company makes interest and principal payments on a scheduled amortization which varies by transaction, but which in no event extends beyond the sale of the property. The Company's use of seller financing is shown as "Contracts and mortgages payable" in the table entitled "Sources of Financing."

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

             Put options were granted to three purchasers in 1996 on an initial aggregate amount of $5.6 million in contracts and mortgages receivable. As of December 31, 2000, $486,251 in contracts and mortgages receivable were outstanding with recourse, all of which had put options. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately zero in 2001, and $330,425 in 2002. Should all of the put options be exercised, the Company would expect to use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

             The following table lists as of December 31, 2000, and 1999 the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages sold during the years ended December 31, 2000 and 1999.

                                                        2000            1999
             Contracts and mortgages receivable:
               Balance outstanding                  $10,452,589      $8,694,934
                 Amount 90 days past due                110,270         269,871
                 Percentage of Balance                     1.05%           3.10%
               Amount foreclosed during period          135,732         302,164
                 Percentage of balance                     1.29%           3.48%
             Average portfolio term                     4 years         4 years
             Weighted average interest rate                11.2%           11.1%

             The Company works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and the Company receives full payment. On occasion, the Company must cancel the contract and begin foreclosure proceedings. During 2000, there were approximately $135,732 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $2,471 were in the process of foreclosure. Subsequent to a completed foreclosure, the Company returns the underlying property to inventory and begins re-marketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit.

             Based on expected cash generated from operations in 2001 and the above available financing resources, management believes it has adequate sources of funds to finance its 2001 cash requirements.

             NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formally considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

             In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and was effective for the Company in the fourth quarter of 2000. There was no significant effect on the Company's financial positions or results of its operations as a result of adopting SAB No. 101.

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

             SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-KSB and Form 10-QSB, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

             o Changing economic conditions, including economic downturns or recessions;
             o The ability of the Company to maintain and enhance its market position relative to its competitors, realize productivity, and continue to control expenses;
             o The availability of suitable tracts of undeveloped land in proximity to the marketplace;
             o Changes in zoning and subdivision regulations;
             o The availability and cost of financing; and
             o Continuity of management.

ITEM 7.      FINANCIAL STATEMENTS

             Independent Auditors' Report.....................................12

             Consolidated Balance Sheets......................................13

             Consolidated Statements of Income................................14

             Consolidated Statements of Stockholders' Equity..................15

             Consolidated Statements of Cash Flows............................16

             Notes to Consolidated Financial Statements.......................17

INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and Subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and Subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

February 23, 2001
Minneapolis, Minnesota

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                            2000            1999
ASSETS
INVENTORY - Principally land held for sale                              $18,462,886     $ 9,938,693

CONTRACTS AND MORTGAGES RECEIVABLE                                       10,452,589       8,694,934

INVESTMENT IN JOINT VENTURES                                                376,631           6,713

OTHER ASSETS:
   Cash                                                                     690,467         969,309
   Tax increment financing receivable                                       575,864         568,977
   Other receivables                                                        753,145         252,511
   Prepaid expenses and earnest money deposits                              268,325         342,602
   Funds held by trustee                                                    638,000          40,500
   Land, buildings, and equipment, less accumulated
      depreciation of $1,075,695 and $869,594, respectively                 425,194         399,474
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $411,230 and $332,480, respectively                   239,782         291,470
                                                                        -----------     -----------
                    Total other assets                                    3,590,777       2,864,843
                                                                        -----------     -----------
                                                                        $32,882,883     $21,505,183
                                                                        ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                         $ 8,261,038     $ 3,797,508

NOTES PAYABLE                                                             9,168,999       4,725,779

CONTRACTS AND MORTGAGES PAYABLE                                             486,326          46,041

SENIOR SUBORDINATED DEBT                                                  3,494,000       3,680,000

OTHER LIABILITIES:
   Accounts payable                                                         737,531         365,619
   Accrued liabilities                                                    1,262,593         925,259
   Deposits on land sales and purchase agreements                            29,230          47,615
                                                                        -----------     -----------
                    Total other liabilities                               2,029,354       1,338,493

DEFERRED INCOME TAXES                                                       217,343         374,032

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                   4,841           4,841
   Additional paid-in capital                                               740,136         740,136
   Retained earnings                                                      8,480,846       6,798,353
                                                                        -----------     -----------
                    Total stockholders' equity                            9,225,823       7,543,330
                                                                        -----------     -----------
                                                                        $32,882,883     $21,505,183
                                                                        ===========     ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                    2000              1999
REVENUES:
   Sales                                                       $ 28,837,999      $ 23,518,438
   Interest income on contracts receivable                        1,057,980           988,145
   Equity in (loss) earnings of joint ventures                     (121,082)           57,653
   Other revenue                                                    546,321           409,368
                                                               ------------      ------------
          Total revenue                                          30,321,218        24,973,604

COSTS AND EXPENSES:

   Cost of sales                                                 15,873,775        12,453,402
   Reduction of inventory to net realizable value (Note 1)               --           294,480
   Selling, general, and administrative                           9,338,661         7,953,939
   Interest                                                       1,369,712         1,212,623
                                                               ------------      ------------
          Total costs and expenses                               26,582,148        21,914,444

NET INCOME                                                     $  3,739,070      $  3,059,160
                                                               ============      ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                                 $       7.72      $       6.32
                                                               ============      ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                484,129           484,129
                                                               ============      ============

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                    ADDITIONAL
                                           COMMON STOCK              PAIN-IN         RETAINED
                                      SHARES          AMOUNT         CAPITAL         EARNINGS         TOTAL
                                     ------------------------      -----------     -----------     -----------
BALANCE AT DECEMBER 31, 1998         484,129      $     4,841      $   740,136     $ 5,288,405     $ 6,033,382

  Dividends Paid                                                                    (1,549,212)     (1,549,212)
  Net Income                                                                         3,059,160       3,059,160
                                   ---------        ---------        ---------       ---------       ---------

BALANCE AT DECEMBER 31, 1999         484,129            4,841          740,136       6,798,353       7,543,330

  Dividends Paid                                                                    (2,056,577)     (2,056,577)
  Net Income                                                                         3,739,070       3,739,070
                                   ---------        ---------        ---------       ---------       ---------

BALANCE AT DECEMBER 31, 2000         484,129      $     4,841      $   740,136     $ 8,480,846     $ 9,225,823
                                   =========        =========        =========       =========     ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                      2000                   1999
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $  3,739,070      $  3,059,160
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                  320,027           326,267
       Gain on sale of assets                                                            (907)           (4,613)
       Deferred income taxes                                                         (156,689)         (233,991)
       Equity in loss (earnings) of joint ventures                                    121,082           (57,653)
       Contracts and mortgages receivables funded                                  (7,856,127)       (5,293,516)
       Payments on contracts receivable                                             6,098,472         5,963,839
       Decrease in inventory - land held for sale                                   5,131,838         8,001,090
       (Increase) decrease in other receivables                                      (507,521)          137,105
       Decrease in income tax payable                                                      --          (241,664)
       Decrease (increase) in prepaid expenses                                         74,277          (180,615)
       Increase in accounts payable                                                   371,912           218,542
       Increase in accrued liabilities                                                337,334           444,062
       (Decrease) increase in deposits on land sales and purchase agreements          (18,385)           13,257
                                                                                 ------------      ------------
                      Net cash provided by operating activities                     7,654,383        12,151,270

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                     (226,324)         (110,473)
       Proceeds from sale of land, buildings and equipment                              3,500            10,000
       Investment in and advances to joint ventures                                  (500,000)               --
       Proceeds from distribution of joint venture                                      9,000            62,000
       Increase in funds held by trustee                                             (597,500)           (3,000)
                                                                                 ------------      ------------
                      Net cash used in investing activities                        (1,311,324)          (41,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) on lines of credit                                 4,463,530        (2,022,925)
       Repayment of notes, contracts, and mortgage payables                        (8,807,615)       (7,819,844)
       Loan acquisition costs                                                         (35,239)          (30,224)
       Repayment of senior subordinated debt                                         (186,000)         (152,000)
       Dividends paid to shareholders                                              (2,056,577)       (1,549,212)
                                                                                 ------------      ------------
                      Net cash used in financing activities                        (6,621,901)      (11,574,205)
                                                                                 ------------      ------------

(DECREASE) INCREASE IN CASH                                                          (278,842)          535,592

CASH AT BEGINNING OF PERIOD                                                           969,309           433,717
                                                                                 ------------      ------------
CASH AT END OF PERIOD                                                            $    690,467      $    969,309
                                                                                 ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
          Interest                                                               $  1,773,121      $  1,420,261
                                                                                 ============      ============
          Income taxes                                                           $    156,689      $    507,619
                                                                                 ============      ============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable                  $ 13,691,120      $  6,495,723
                                                                                 ============      ============

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), Four Seasons Properties of Georgia, LLC (FSG), Four Seasons Properties of Tennessee, LLC (FST) and FSP Development of Texas (FSPT) and Laurentian Development Corporation. FSM and FSW are engaged in the sale of recreational property while FSG, FST, FSPT and Laurentian Development Corporation are engaged in both the development and sale of recreational and residential property. The Company also owns 100% of Four Seasons Realty of Michigan, Inc., which was inactive in 2000 and 1999.

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

        Interest is capitalized on all projects during the development stage. Interest capitalized into inventory was $482,830 and $179,229 in 2000 and 1999, respectively.

        During each period, the Company provides for identified, unsalable, and slow-moving inventory. As a result of a review of the carrying amount of this inventory, the Company determined that a reduction in the carrying value of land inventories of $294,480 in 1999, was necessary to reduce this inventory to net realizable value.

        LAND, BUILDING, AND EQUIPMENT - Depreciation of buildings and equipment is computed principally using the straight-line method on the cost of the assets, less allowance for salvage value where appropriate, based on their estimated useful lives, which range from three to thirty years.

        Land, buildings, and equipment consist of the following at December 31:

                                                     2000               1999
        Land                                    $       11,022    $       11,022
        Buildings and improvements                     122,666            70,104
        Equipment                                    1,367,201         1,187,942
                                                --------------    --------------
                                                     1,500,889         1,269,068
        Less accumulated depreciation                1,075,695           869,594
                                                --------------    --------------
        Land, buildings, and equipment, net     $      425,194    $      399,474
                                                ==============    ==============

        LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

        REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment, principal, and interest paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During 2000 and 1999, down payments on sales financed by the Company averaged 12% and 15% of the sale price, respectively.

        EARNINGS PER COMMON SHARE (EPS) - As the Company has no dilutive items that would require disclosure of diluted EPS, the Company calculates basic EPS as net income or loss divided by the weighted average number of common shares outstanding during the year.

        INVESTMENT IN JOINT VENTURE - The Company owns 50% and 33% of two separate limited liability corporations, which were formed to acquire and develop specific plots of land. The Company accounts for its investments using the equity method of accounting.

        FUNDS HELD BY TRUSTEE - Amounts represent cash paid to trustee for the purpose of paying scheduled maturities on senior subordinated debt.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgages receivable, note receivable from officer, lines of credit, notes payable, and contracts and mortgages payable are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments. The fair value of the senior subordinated debt is estimated to be $3,494,000 and $3,620,000 at December 31, 2000 and 1999, respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying amounts of all its long-lived assets and identifiable intangibles based on expected future cash flows from the use of those assets.

        NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standard
        (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

        In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and was effective for the Company in the fourth quarter of 2000. There was no significant effect on the Company's financial positions or results of its operations as a result of adopting SAB No. 101.

2.      CONTRACTS AND MORTGAGES RECEIVABLE

        Contracts and mortgages receivable result from the sale of land or land and structures. Generally, the receivables are collected in monthly installments, including interest, over ten years for land sales and over five years for land and property structure sales.
         The Company also has certain mortgage receivables which are amortized over eight years for land sales and ten years for property structure sales, with a balloon payment for the remaining unpaid principal at the end of four years. At December 31, 2000, the weighted average maturity of contracts and mortgages receivable was approximately four years, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.2% and 11.1% as of December 31, 2000 and 1999, respectively.

        Maturities of contracts and mortgages receivable at December 31, 2000 are as follows:

        Year ending December 31:
        2001                                                      $    981,516
        2002                                                         1,063,862
        2003                                                           955,420
        2004                                                         1,078,282
        2005                                                           968,093
        Thereafter                                                   5,521,499
                                                                  ------------
                                                                    10,568,672
        Less allowance for uncollectable contracts
          and mortgages receivable                                     116,083
                                                                  ------------
                                                                  $ 10,452,589
                                                                  ============

3.      TAX INCREMENT FINANCING RECEIVABLES

        Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables, which are generally non-interest bearing, upon the sale of the developed property or upon the completion of the structure by the owner. Estimated amounts receivable under these agreements were $575,864 and $568,977 at December 31, 2000 and 1999, respectively. Estimated maturity of these receivables at December 31, 2000 is as follows:

        Year ending December 31:
        2001                                                      $     95,799
        2002                                                            96,381
        2003                                                            96,968
        2004                                                            85,816
        2005                                                            67,994
        Thereafter                                                     658,643
                                                                  ------------
                                                                     1,101,601
        Less imputed interest at 10%                                   525,737
                                                                  ------------
            Net receivable                                        $    575,864
                                                                  ============

4.      LINES OF CREDIT

        The Company has a credit agreement that provides for total borrowings of up to $15,000,000 at the discretion of the lender. Although the credit agreement extends to April 30, 2003, amounts can be called on demand. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by virtually all of the Company's assets and are guaranteed by the president of the Company. The credit agreement contains certain restrictive covenants, including such items as maintenance of minimum net worth (as defined), and limitation of capital expenditures. The Company was in compliance with these financial covenants in the credit agreement at December 31, 2000 and 1999.

        At December 31, 2000 and 1999, the Company had borrowings outstanding of $7,361,038 and $3,772,143 respectively, under the line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $5,000,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 90% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 2000 and 1999, the Company had borrowings of $2,710,467 and $1,606,429, respectively, which are included in real estate notes payable (see Note 5). Borrowings under the line of credit bear interest at the greater of 8% or the lender's "base" rate plus 1.0% (10.50% and 9.5% at December 31, 2000 and 1999, respectively). Borrowings under the real estate loan facility bear interest at the greater of 8% or the lender's "base" rate plus 1.0% (10.50% and 10.00% at December 31, 2000 and 1999, respectively). The "base" rate is equal to the interest rate publicly announced by National City Bank of Minneapolis from time to time as its "base" rate. At December 31, 2000 the Company has unused availability of $278,945 under the credit agreements and real estate loan facility.

        Also, under the credit agreement, the Company has a $1,000,000 line to support financing of a major project. Borrowings under the project line bear interest at the lender's "base" rate plus 1.5% (11.00% and 10.00% at December 31, 2000 and 1999, respectively). Borrowings under the project line outstanding at December 31, 2000 and 1999 were $0 and $25,365, respectively, and are secured by a mortgage on the project.

        The credit agreement also provides the Company an over-line up to $3,000,000 at the discretion of the lender. Borrowings under the over-line facility at December 31, 2000 and 1999 were $900,000 and $0, respectively. Borrowings bear interest at the lender's "base" rate plus 1.5% (11.00% and 10.00% at December 31, 2000 and 1999, respectively).

5.      NOTES PAYABLE

        Notes payable consisted of the following at December 31:

                                                            2000         1999
        Fixed rate notes payable, due through
          2005 at various rates of interest
          ranging from 8.50% to 9.60%                    $3,570,235   $2,368,672
        Real estate notes payable, due through
          2010 at various rates of interest
          ranging from 9.18% to 10.50%                    5,598,764    2,357,107
                                                         ----------   ----------
                                                         $9,168,999   $4,725,779
                                                         ==========   ==========

        At December 31, 2000, notes payable was secured by certain land held for sale, contracts and mortgages receivable, and equipment. The president of the Company personally guarantees the notes payable.

        Maturity requirements on notes payable at December 31, 2000 are as follows:

        Years ending December 31:
        2001                                                       $ 3,826,879
        2002                                                         2,714,814
        2003                                                         2,040,241
        2004                                                            95,747
        2005                                                            71,597
        Thereafter                                                     419,721
                                                                   -----------
                                                                   $ 9,168,999
                                                                   ===========

6.      CONTRACTS AND MORTGAGES PAYABLE

        The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 2000, the agreements provide for interest rates from 0% to 8.0% and maturity dates through 2005. The contracts and mortgages payable are secured by land held for sale and land which has been sold and the related contracts receivable. Due to their short-term nature, imputed interest for relevant contracts with no stated interest rate is not significant.

        Maturity requirements on the contracts and mortgages payable at December 31, 2000 are as follows:

        Years ending December 31:
        2001                                                       $   463,703
        2002                                                            12,794
        2003                                                             3,705
        2004                                                             3,816
        2005                                                             2,308
                                                                   -----------
                                                                   $   486,326
                                                                   ===========

7.     SENIOR SUBORDINATED DEBT

        The Company has $514,000 in senior subordinated notes outstanding which bear interest at 8% to 10% and are unsecured. In addition, the Company has $2,980,000 of senior subordinated debt that bears interest at 11% to 12% and is unsecured. These notes contain certain restrictive covenants (as defined), including such items as maintenance of minimum net worth, limitation of dividend payments, maximum debt to equity ratio, and other financial ratios. The Company was in compliance with these financial covenants at December 31, 2000 and 1999. At December 31, 2000, principal maturities of senior subordinated debt are as follows:

        Years ending December 31:
        2001                                                       $   775,000
        2002                                                           774,000
        2003                                                           760,000
        2004                                                           595,000
        2005                                                           590,000
                                                                   -----------
                                                                   $ 3,494,000
                                                                   ===========

8.      COMMITMENTS AND CONTINGENCIES

        The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under these contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. Put options that typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five-year anniversary of the sale, were also granted for these contracts receivable. At December 31, 2000 and 1999, the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $486,251 and $956,947, respectively. Based on the scheduled amortization of these balances, the Company's potential liability, if the put features are exercised, is approximately zero in 2001 and $330,425 in 2002. Should all of the put options be exercised, the Company would expect to use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

        In 2000, the Company loaned $1,030,000, secured by a promissory note, to a limited liability company in which it has a 33% ownership interest. The Company has guaranteed the additional notes payable of $753,835 as of December 31, 2000 for the same limited liability company.

9.      OPERATING LEASES

        The Company has entered into non-cancelable leases for office space. Estimated payments under these lease agreements at December 31, 2000 are approximately as follows:

        Years ending December 31:
        2001                                                       $   229,349
        2002                                                            97,410
        2003                                                            56,877
        2004                                                            25,056
        2005                                                            10,452
                                                                   -----------
                                                                   $   419,144
                                                                   ===========

        Total rental expense for all operating leases was approximately $260,000 and $230,000 for the years ended December 31, 2000 and 1999, respectively.

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

        The Company's deferred tax liability at December 31, 2000 and 1999 of $217,343 and $374,032, respectively, consists entirely of "built-in-gains" on installment sales.

11.     EMPLOYEE 401(k) PLAN

        The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $96,000 and $80,000 for the years ended December 31, 2000 and 1999, respectively.

12.     TRANSACTIONS WITH OFFICER AND EMPLOYEES

        Included in contracts and mortgages receivable at December 31, 2000 and 1999 are contracts receivable from employees of the Company in the amount of $69,158 and $71,700, respectively. During the years ended December 31, 2000 and 1999, the Company had sales to officers and employees of approximately $52,000 and $272,000, respectively.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             No changes in or disagreements with accountants have occurred during the two-year period ended December 31, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             EXECUTIVE OFFICERS AND DIRECTORS

             The Company's executive officers and directors and their ages and positions with the Company are as follows:

                   Name                   Age            Positions with Company

             Philip C. Taylor             49           President, Chairman of
                                                         the Board, Secretary
                                                         and Treasurer
             Joel D. Kaul                 41           Vice President and Chief
                                                         Operating Officer
             W. John Driscoll             72           Director
             John H. Hooley               49           Director
             Charles J. McElroy           46           Director
             William R. Sieben            48           Director

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


ITEM 10.     EXECUTIVE COMPENSATION

             The following table sets forth the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2000 and 1999 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 2000 exceeded $100,000:

             SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation
                                                       -------------------------------------------------------------
                  Name and                                                                            Other Annual
             Principal Position                          Year         Salary         Bonus(1)         Compensation
             Philip C. Taylor, President                 2000        $150,000        $272,000            $4,500(2)
                                                         1999         150,000         220,853             4,500
             Joel D. Kaul, Vice President                2000         100,000         240,219                --
                                                         1999         100,000         274,506                --

             --------------------
             (1)The amount of Mr. Taylor's bonus is approved by the Board of
                Directors and is related to the Company's profitability.
             (2)Annual fee paid to Mr. Taylor for serving as a member of the
                Company's Board of Directors.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth as of December 31, 2000, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

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

             ---------------------
             (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.
             (2) Based on 484,129 shares of common stock outstanding at December
                 31, 2000.
             (3) Includes 132,573 shares owned by Mr. Taylor's wife, 120,000 shares held in trust for his children. The 120,000 shares held in trust for Mr. Taylor's children have also been included in the number of shares shown for Mr. Charles J. McElroy, the trustee.
             (4) Includes 120,000 shares held by Mr. McElroy as trustee under trusts for the benefit of Philip C. Taylor's children that have also been included in the number of shares shown for Mr. Taylor.
             (5) Does not include 35,700 shares held in a trust for which Mr.
                 Driscoll was the trustee or 7,140 shares held by Mr. Driscoll as trustee as to which Mr. Driscoll disclaims beneficial ownership.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)      Exhibits.

                 No.                                      Description

                 3.1       Articles of Incorporation of the Company, as amended*

                 3.2       Bylaws of the Company, as amended*

                 4.1 Form of Debenture (included as Article Two of Indenture filed as Exhibit 4.2)*

                 4.2 Forms of Indenture by and between the Company and American Bank National Association, as Trustee*

                 10.3 Redevelopment Agreement between the City of Hillsboro, Illinois and the Company dated April 26, 1994*

                 10.5 Contract for Private Development between The Joint East Range Economic Development Authority and Laurentian Development Authority*

                 10.6 Second Contract for Private Development between The Joint East Range Economic Development Authority and Laurentian Corporation Authority*

                 10.8      Credit Agreement between Diversified Business
                           Credit, Inc. and the Company dated November 18, 1986, as amended by Amendment to Credit Agreement dated June 2, 1993*

                 10.9 Security Agreement between Diversified Business Credit, Inc. and the Company dated November 18, 1986*

                 10.10 Agreement between the City of Coleraine, Minnesota and the Company dated September 26, 1994*

                 22.1      Subsidiaries of the Company

             ----------------------------
              * Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.



             (a) REPORTS ON FORM 8-K.  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TAYLOR INVESTMENT CORPORATION
                                                   (Registrant)

Dated:   March 1, 2001                             By /S/ Philip C. Taylor
      ---------------------                           --------------------------
                                                   Philip C. Taylor
                                                   President and Chief Executive
Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                               DATE
---------                      -----                               ----

/S/ Philip C. Taylor           Chairman of the Board, President    March 1, 2001
--------------------------     Secretary and Treasurer (Chief      -------------
Philip C. Taylor               Executive Officer)



/S/ W. John Driscoll          Director                             March 1, 2001
--------------------------                                         -------------
W. John Driscoll



/S/ John H. Hooley            Director                             March 1, 2001
--------------------------                                         -------------
John H. Hooley



/S/ Charles J. McElroy        Director                             March 1, 2001
--------------------------                                         -------------
Charles J. McElroy



/S/ William R. Sieben         Director                             March 1, 2001
--------------------------                                         -------------
William R. Sieben



/S/ Joel D. Kaul              Vice President and Chief             March 1, 2001
--------------------------    Operating Officer                    -------------
Joel D. Kaul

INDEX TO EXHIBITS

EXHIBIT
  NO.             DESCRIPTION                                               PAGE

    3.1           Articles of Incorporation of the Company, as amended....... *
    3.2           Bylaws of the Company, as amended.......................... *
    4.1           Form of Debenture (included as Article Two of
                  Indenture filed as Exhibit 4.2)............................ *
    4.2           Form of Indenture by and between the Company and
                  American Bank National Association, as Trustee............. *
   10.3           Redevelopment Agreement between the City of
                  Hillsboro, Illinois and the Company dated April 26,
                  1994....................................................... *
   10.5           Contract for Private Development between The Joint
                  East Range Economic Development Authority and
                  Laurentian Development Authority........................... *
   10.6           Second Contract for Private Development between
                  The Joint East Range Economic Development Authority
                  and Laurentian Corporation Authority....................... *
   10.8           Credit Agreement between Diversified Business
                  Credit, Inc. and the Company dated November 18,
                  1986, as amended by Amendment to Credit Agreement
                  dated June 2, 1993......................................... *
   10.9           Security Agreement between Diversified Business
                  Credit, Inc. and the Company dated November 18,
                  1986....................................................... *
   10.10          Agreement between the City of Coleraine, Minnesota
                  and the Company dated September 26, 1994................... *
   22.1           Subsidiaries of the Company............................... 32

   -----------------------

* Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.