Form 10QSB
period 2001-03-31
TAYLOR INVESTMENT CORP /MN/
filed 2001-05-14
CIK 934373

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

For the period ended March 31, 2001             Commission File Number 33-87024C
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


                                 Not applicable
       ------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report.)

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

       Common Stock, $.01 Par Value - 484,129 shares as of March 31, 2001
       ------------------------------------------------------------------


                                     1 of 11

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


         PART I.  FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         March 31, 2001 (unaudited) and December 31, 2000...................3

         Condensed Consolidated Statements of Income Three
         months ended March 31, 2001 and 2000 (unaudited)...................4

         Condensed Consolidated Statements of Cash Flows Three
         months ended March 31, 2001 and 2000 (unaudited)...................5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)........................................................6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................7

         Part II...........................................................10

         Signatures........................................................11


                                     2 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                        (Unaudited)
                                                                       MARCH 31, 2001   DECEMBER 31, 2000
ASSETS

INVENTORY - Principally land held for sale                             $   17,275,779    $   18,462,886

CONTRACTS AND MORTGAGES RECEIVABLE                                          9,633,706        10,452,589

INVESTMENT IN AND ADVANCES TO JOINT VENTURES                                  668,457           376,631

OTHER ASSETS:
   Cash                                                                        17,300           690,467
   Tax increment financing receivable                                         561,056           575,864
   Receivable from joint ventures                                           1,292,570                --
   Other receivables                                                          307,447           753,145
   Prepaid expenses and earnest money deposits                                385,664           268,325
   Funds held by trustee                                                       86,000           638,000
   Land, buildings, and equipment, less accumulated
      depreciation of $1,034,008 and $1,075,695, respectively                 445,224           425,194
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $426,722 and $411,230, respectively                     229,497           239,782
                                                                       --------------    --------------
                    Total other assets                                      3,324,758         3,590,777
                                                                       --------------    --------------
                                                                       $   30,902,700    $   32,882,883
                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                        $    7,943,805    $    8,261,038

NOTES PAYABLE                                                               8,170,711         9,168,999

CONTRACTS AND MORTGAGES PAYABLE                                               874,896           486,326

SENIOR SUBORDINATED DEBT                                                    2,899,000         3,494,000

OTHER LIABILITIES:
   Accounts payable                                                           294,721           737,531
   Accrued liabilities                                                        616,250         1,262,593
   Deposits on land sales and purchase agreements                              50,430            29,230
                                                                       --------------    --------------
                    Total other liabilities                                   961,401         2,029,354

DEFERRED INCOME TAXES                                                         202,203           217,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                     4,841             4,841
   Additional paid-in capital                                                 740,136           740,136
   Retained earnings                                                        9,105,707         8,480,846
                                                                       --------------    --------------
                    Total stockholders' equity                              9,850,684         9,225,823
                                                                       --------------    --------------
                                                                       $   30,902,700    $   32,882,883
                                                                       ==============    ==============

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2001             2000
                                                  -----------------------------
REVENUES:
   Sales                                          $  6,181,396     $  5,173,110
   Interest income on contracts receivable             261,663          250,114
   Equity in (loss) earnings of joint ventures         (36,674)             386
   Other revenue                                       227,119           93,124
                                                  ------------     ------------
          Total revenue                              6,633,504        5,516,735

COSTS AND EXPENSES:
   Cost of sales                                     3,356,640        2,731,580
   Selling, general, and administrative              2,308,966        1,832,886
   Interest                                            343,037          338,364
                                                  ------------     ------------
          Total costs and expenses                   6,008,643        4,902,830

NET INCOME                                        $    624,861     $    613,905
                                                  ============     ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                    $       1.29     $       1.27
                                                  ============     ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                   484,129          484,129
                                                  ============     ============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 11

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                     2001             2000
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                  $    624,861     $    613,904
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                   77,728           73,479
       Loss on disposal of assets                                                      16,678               49
       Deferred income taxes                                                          (15,140)         (12,658)
       Equity in loss (earnings) of joint ventures                                     36,674             (386)
       Contracts and mortgages receivables funded                                  (1,936,252)      (1,491,732)
       Payments on contracts and mortgages receivable                               2,755,135        1,457,239
       Decrease (increase) in inventory - land held for sale                        2,914,569          (45,497)
       Decrease in other receivables                                                  126,629          103,147
       Increase in prepaid expenses                                                  (117,339)         (96,384)
       (Decrease) increase in accounts payable                                       (442,810)         178,629
       Decrease in accrued liabilities                                               (646,343)        (287,298)
       Increase in deposits on land sales and purchase agreements                      21,200          211,256
                                                                                 ------------     ------------
                              Net cash provided by operating activities             3,415,590          703,748

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                      (98,944)         (21,602)
       Investment in and advances to joint ventures                                  (333,000)        (583,000)
       Proceeds from distribution of joint venture                                      4,500               --
       Decrease (increase) in funds held by trustee                                   552,000          (40,500)
       Loan made to shareholders                                                           --          (40,000)
                                                                                 ------------     ------------
                              Net cash used in investing activities                   124,556         (685,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payments) borrowings on lines of credit                                  (317,233)       1,643,230
       Repayment of notes, contracts, and mortgage payables                        (3,295,873)      (1,554,110)
       Loan acquisition costs                                                          (5,207)          (8,773)
       Distributions to shareholders                                                       --         (747,703)
       Repayment of subordinated debt                                                (595,000)              --
                                                                                 ------------     ------------
                              Net cash used in financing activities                (4,213,313)        (667,356)
                                                                                 ------------     ------------

DECREASE IN CASH                                                                     (673,167)        (648,710)

CASH AT BEGINNING OF PERIOD                                                           690,467          969,309
                                                                                 ------------     ------------

CASH AT END OF PERIOD                                                            $     17,300     $    320,599
                                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                               $    423,279     $    238,804
                                                                                 ============     ============
          Income taxes                                                           $     15,140     $     12,658
                                                                                 ============     ============
       Noncash financing activity - inventory and equipment
          purchased with notes contracts and mortgages payable                   $  4,386,155     $  3,163,100
                                                                                 ============     ============
       Noncash financing activity - inventory transferred to joint venture       $  2,658,693     $          0
                                                                                 ============     ============
       Noncash financing activity - note payable transferred to joint venture    $  1,700,000     $          0
                                                                                 ============     ============

See notes to condensed consolidated financial statements (unaudited).


                                    5 of 11

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. The accompanying condensed consolidated balance sheet for December 31, 2000 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2001 and the condensed consolidated statements of income for the three months ended March 31, 2001 and 2000 and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 2001 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 2000 Form 10-KSB.

     The results of operations for the interim periods are not necessarily indicative of results, which will be realized for the full year.

2. Investment in Joint Venture - In March 2001, the Company formed a joint venture established to acquire and develop specific parcels of land. The Company made an initial investment of $333,000. The Company has a 33% equity interest in the joint venture and is accounting for the joint venture under the equity method. As of March 31, 2001, net loss of $23,911 for the joint venture, is included in net income. The Company also transferred $2,658,693 of inventory and $1,700,000 of notes payable to the joint venture. (The Company has guaranteed the note payable, for $1,700,000 as of March 31, 2001, of this joint venture.)


                                     6 of 11

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000.

Sales of $6,181,396, including structure sales of $129,697, for the quarter ended March 31, 2001 increased by $1,008,286 from the same period in 2000. Land sales of $6,051,699 increased by $878,590 from the same period in 2000. The increase in land sales is attributable to the increase in prime inventory in the Midwest offices.

Gross profit was $2,824,756 or 45.7% of sales, for the quarter ended March 31, 2001 compared to $2,441,529 or 47.2% of sales, for the same period in 2000. The gross profit margin on land sales was 46.5% of sales in 2001 compared to 47.3% in 2000. The decrease in gross profit margin on land is due to the Company promoting the sale of aged inventory by selling lots at reduced sales prices.

Selling, general and administrative expenses of $2,308,966 were 37.4% of sales for the first quarter of 2001, compared to $1,832,886, or 35.4%, for the same period in 2000. The increase in these expenses, as a percent of sales, is attributable to growing expenses at an office, which has not yet begun contributing to sales.

Despite a large increase in the average balance of contracts and mortgages receivable, interest income for the quarter ended March 31, 2001, increased only slightly compared to same period in 2000. This is due to the low interest rates available in the first quarter of 2001.

For the quarter ended March 31, 2001, equity in (loss) earnings of joint venture was a net loss of $36,674. This is due to net losses incurred in conjunction with the joint ventures the Company has established to acquire and develop specific parcels of land.

Other revenue of $227,119 for the first quarter of 2001 increased from $93,124 for the same period in 2000. The primary reason for the increase in other revenue is a project fee collected from the Company's newest joint venture.

Interest expense for the quarter ended March 31, 2001 was $343,037, compared to $338,364 for the same period in 2000. Despite an increase in the average debt outstanding during the quarter, the increase in interest expense is not significant, due to a continued decrease in interest rates throughout the first quarter of 2001.


                                     7 of 11

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended March 31, 2001 and 2000.

                                        Three months ended    Three months ended
                                          March 31, 2001        March 31, 2000
                                          --------------        --------------
Net cash provided by (used in):
         Operating activities              $ 3,415,590           $   703,748
         Investing activities                  124,556              (685,102)
         Financing activities               (4,213,313)             (667,356)
                                         --------------------------------------
                Net decrease in cash       $  (673,167)          $  (648,710)
                                         ======================================



Sources of financing as of March 31, 2001 and December 31, 2000 are detailed in the following table:

                              SOURCES OF FINANCING

                          March 31, 2001   Percentage   December, 31, 2000   Percentage
                          --------------   ----------   ------------------   ----------
Lines of credit              $ 7,943,805        39.9%          $ 8,261,038        38.6%
Notes payable(1)               8,170,711        41.1             9,168,999        42.8
Contracts and mortgages
payable                          874,896         4.4               486,326         2.3
Senior subordinated debt       2,899,000        14.6             3,494,000        16.3
                          --------------------------------------------------------------
                             $19,888,412       100.0%          $21,410,363       100.0%
                          ==============================================================

Total debt decreased $1,521,951 from December 31, 2000, due to a decline in inventory and the repayment of debt from collections of contracts and mortgages receivable. As of March 31, 2001, contracts and mortgages receivable were $9,633,706 compared to $10,452,589 as of December 31, 2000.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 2001.




-------------------------------
(1) Notes payable include the real estate line of credit in the amounts of $2,132,380 and $2,710,467 as of March 31, 2001 and December 31, 2000,
respectively.


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



                                      Taylor Investment Corporation
                                      ------------------------------------------
                                      (Registrant)


Dated: May 11, 2001                   /S/ Philip C. Taylor
                                      ------------------------------------------
                                      Philip C. Taylor
                                      President, Chief Executive Officer and
                                      Director
                                      (principal executive officer)


Dated: May 11, 2001                   /S/ Joel D. Kaul
                                      ------------------------------------------
                                      Joel D. Kaul
                                      Vice President and Chief Operating Officer


                                    11 of 11