Form 10QSB
period 2001-06-30
TAYLOR INVESTMENT CORP /MN/
filed 2001-08-13
CIK 934373

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

================================================================================

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2001              Commission File Number 33-87024C
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

        Common Stock, $.01 Par Value - 484,129 shares as of June 30, 2001
        -----------------------------------------------------------------

================================================================================


                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


PART I. FINANCIAL INFORMATION                                           Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         June 30, 2001 and December 31, 2000 (unaudited)..................  3

         Condensed Consolidated Statements of Income
         Three and six months ended June 30,
         2001 and 2000 (unaudited)........................................  4

         Condensed Consolidated Statements of Cash Flows
         Six months ended June 30, 2001 and 2000 (unaudited)..............  5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)......................................................  6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition....................  7

         Part II. Other Information....................................... 11

         Signatures....................................................... 12


                                     2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                          JUNE 30, 2001    DECEMBER 31, 2000

ASSETS
INVENTORY - Principally land held for sale                                 $20,658,941        $18,462,886

CONTRACTS AND MORTGAGES RECEIVABLE                                           8,800,382         10,452,589

INVESTMENT IN JOINT VENTURES                                                   550,965            376,631

OTHER ASSETS:
   Cash                                                                        324,910            690,467
   Tax increment financing receivable                                          561,057            575,864
   Receivable from joint ventures                                              407,967            479,977
   Other receivables                                                           289,830            273,168
   Prepaid expenses and earnest money deposits                                 558,089            268,325
   Funds held by trustee                                                        47,000            638,000
   Land, buildings, and equipment, less accumulated
      depreciation of $1,077,128 and $1,075,695, respectively                  423,604            425,194
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $451,395 and $411,230, respectively                      204,824            239,782
                                                                           -----------        -----------
                    Total other assets                                       2,817,281          3,590,777
                                                                           -----------        -----------
                                                                           $32,827,569        $32,882,883
                                                                           ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                            $ 6,558,246        $ 8,261,038

NOTES PAYABLE                                                               10,567,647          9,168,999

CONTRACTS AND MORTGAGES PAYABLE                                                840,811            486,326

SENIOR SUBORDINATED DEBT                                                     2,766,000          3,494,000

OTHER LIABILITIES:
   Accounts payable                                                            363,199            737,531
   Accrued liabilities                                                         767,436          1,262,593
   Deposits on land sales and purchase agreements                               41,502             29,230
                                                                           -----------        -----------
                    Total other liabilities                                  1,172,137          2,029,354

DEFERRED INCOME TAXES                                                           86,855            217,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                      4,841              4,841
   Additional paid-in capital                                                  740,136            740,136
   Retained earnings                                                        10,090,896          8,480,846
                                                                           -----------        -----------
                    Total stockholders' equity                              10,835,873          9,225,823
                                                                           -----------        -----------
                                                                           $32,827,569        $32,882,883
                                                                           ===========        ===========

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                              JUNE 30,
REVENUES:                                            2001               2000               2001               2000
   Sales                                        $  8,412,010       $  6,368,525       $ 14,593,406       $ 11,541,635
   Interest income on contracts receivable           212,447            248,549            474,110            498,663
   Equity in loss of joint ventures                 (113,742)           (49,951)          (150,416)           (49,565)
   Other revenue                                      29,829            160,235            256,948            253,359
                                                ------------       ------------       ------------       ------------
          Total revenue                            8,540,544          6,727,358         15,174,048         12,244,092

COSTS AND EXPENSES:
   Cost of sales                                   4,513,226          3,345,140          7,869,866          6,076,721
   Selling, general, and administrative            2,678,183          2,159,679          4,987,149          3,992,565
   Interest                                          343,946            358,223            686,983            696,586
                                                ------------       ------------       ------------       ------------
          Total costs and expenses                 7,535,355          5,863,042         13,543,998         10,765,872

NET INCOME                                      $  1,005,189       $    864,316       $  1,630,050       $  1,478,220
                                                ============       ============       ============       ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                  $       2.08       $       1.79       $       3.37       $       3.05
                                                ============       ============       ============       ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 484,129            484,129            484,129            484,129
                                                ============       ============       ============       ============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                         2001            2000
                                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $ 1,630,050     $ 1,478,220
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                     153,706         150,955
       Loss (gain) on disposal of assets                                                  23,504            (907)
       Deferred income taxes                                                            (130,488)        (42,566)
       Equity in loss of joint ventures                                                  150,416          49,565
       Contracts and mortgages receivables funded                                     (3,124,260)     (3,341,690)
       Payments on contracts and mortgages receivable                                  4,776,467       2,492,052
       Increase in inventory - land held for sale                                     (3,536,248)     (1,892,944)
       Increase in other receivables                                                      (1,855)        (18,672)
       Increase in prepaid expenses                                                     (289,764)        (58,334)
       Decrease in accounts payable                                                     (374,332)       (198,624)
       Decrease in accrued liabilities                                                  (495,157)       (317,140)
       Increase (decrease) in deposits on land sales and purchase agreements              12,272          (8,662)
                                                                                     -----------     -----------
                              Net cash provided by operating activities               (1,205,689)     (1,708,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                        (144,455)        (70,226)
       Proceeds from sale of land, buildings and equipment                                 9,000           3,500
       Investment in joint ventures                                                     (333,000)       (333,000)
       Proceeds from distribution of joint venture                                         8,250              --
       Proceeds from payment of advances to joint venture                              1,030,703              --
       Decrease (increase) in funds held by trustee                                      591,000          (2,000)
                                                                                     -----------     -----------
                              Net cash provided by (used in) investing activities      1,161,498        (401,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payments) borrowings on lines of credit                                   (1,702,792)      3,519,593
       Net proceeds (repayment) of notes, contracts, and mortgage payables             2,134,633        (689,180)
       Loan acquisition costs                                                             (5,207)        (22,070)
       Distributions to shareholders                                                     (20,000)     (1,294,510)
       Repayment of subordinated debt                                                   (728,000)        (81,000)
                                                                                     -----------     -----------
                              Net cash used in financing activities                     (321,366)      1,432,833
                                                                                     -----------     -----------

DECREASE IN CASH                                                                        (365,557)       (677,640)

CASH AT BEGINNING OF PERIOD                                                              690,467         969,309
                                                                                     -----------     -----------

CASH AT END OF PERIOD                                                                $   324,910     $   291,669
                                                                                     ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                                   $   936,650     $   736,817
                                                                                     ===========     ===========
          Income taxes                                                               $   130,488     $    42,566
                                                                                     ===========     ===========
       Noncash financing activity - inventory and equipment
          purchased with notes contracts and mortgages payable                       $ 1,318,500     $ 3,846,177
                                                                                     ===========     ===========
       Noncash financing activity - inventory transferred to joint venture           $ 2,658,693     $        --
                                                                                     ===========     ===========
       Noncash financing activity - note payable transferred to joint venture        $ 1,700,000     $        --
                                                                                     ===========     ===========

See notes to condensed consolidated financial statements (unaudited).


                                    5 of 12

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1. The accompanying condensed consolidated balance sheet for December 31, 2000 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 2001 and the condensed consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flow for the six months ended June 30, 2001 and 2000 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at June 30, 2001 and the results of operations and cash flows for all periods presented.

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

2. Investment in Joint Venture - In March 2001, the Company formed a joint venture established to acquire and develop specific parcels of land. The Company made an initial investment of $333,000. The Company has a 33% equity interest in the joint venture and is accounting for the joint venture under the equity method. As of June 30, 2001, net loss of $62,305 for the joint venture, is included in net income. The Company also transferred $2,658,693 of inventory and $1,700,000 of notes payable to the joint venture. (The Company has guaranteed the note payable of this joint venture.)

3. New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted by the Company on January 1, 2002. Management has not completed its assessment of the impact the adoption of SFAS No. 141 and 142 will have on the Company's financial position and results of operations.

4. Certain reclassifications have been made to the 2000 financial statements to conform to the current quarter's presentation. These reclassifications had no impact on previously reported stockholders' equity or net income.


                                     6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000.

Sales of $8,412,010 for the quarter ended June 30, 2001, increased by $2,043,485 from the same period in 2000. The increase in sales is attributable to the increase in inventory and related sales in the Company's offices located in the northern states.

Gross profit was $3,898,784 or 46.4%, for the quarter ended June 30, 2001 compared to $3,023,385 or 47.5%, for the same period in 2000. The decrease in gross profit margin, as a percentage of sales, is due to a few sales of aged inventory at reduced prices.

Selling, general and administrative expenses of $2,678,183 were 31.8% of sales for the second quarter of 2001, compared to $2,159,679 or 33.9%, for the same period in 2000. The primary reasons for the decrease in these expenses, as a percent of sales, are increasing sales and managements continued efforts to control expenses.

For the quarter ended June 30, 2001, interest income was $36,102 lower than for the same period in 2000. This decrease is due to the company offering special financing programs, with low interest rates, throughout the second quarter of 2001.

Equity in loss of joint ventures increased $63,791 in the second quarter of 2001, compared to the same period in 2000. The increased loss is due startup costs incurred for the addition of a second joint venture, which has not yet begun to generate income.

Other revenues of $29,829 for the second quarter of 2001 decreased from $160,235 for the same period in 2000. The decrease in other revenue is attributable to a $125,000 administrative fee collected in April 2000, from the joint venture the Company formed in the first quarter of 2000.

Interest expense was $343,946 and $358,223 for the quarters ended June 30, 2001 and 2000, respectively. Despite an increase in average debt outstanding during the quarter, interest expense decreased due to declining interest rates in the second quarter of 2001, compared to the same period in 2000.


                                    7 of 12

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000.

Sales for the six months ended June 30, 2001 were $14,593,406, an increase of $3,051,771 over the same period in 2000. Sales increased due to the increase in inventory and the Company's focus on growth in its new and established offices.

Gross profit for the first six months of 2001 was $6,723,540 or 46.1%, compared to $5,464,914 or 47.4% for the same period in 2000. The decrease in gross profit, as a percentage of sales, is primarily due to the Company promoting the sale of aged inventory by selling lots at reduced prices.

For the first six months of 2001, selling, general and administrative expenses were $4,987,149, or 34.2% of sales, compared to $3,992,656, or 34.6% of sales in 2000. The primary reasons for this decrease in expenses, as a percent of sales, are increasing sales and managements continued efforts to control expenses.

Interest income of $474,110 for the first six months of 2001 was $24,553 lower than for the same period in 2000, due to the company offering special financing programs, with low interest rates, in the first six months of 2001.

Equity in loss of joint ventures increased $100,851 in the first six month of 2001, compared to the same period in 2000. The increased loss is due startup costs incurred for the addition of a second joint venture, which has not yet begun to generate income.

Other revenue of $256,948 for the first six months of 2001 remained constant, compared to $253,359 for the same period in 2000.

Despite an increase in the average debt, interest expense decreased $9,603 in the first six months of 2001, compared to 2000, due to declining interest rates throughout 2001.


                                     8 of 12

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash flow is for financing the Company's ongoing acquisition of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows from operations, investing and financing activities for the six months ended June 30, 2001 and 2000.

                                        Six months ended        Six months ended
                                         June 30, 2001           June 30, 2000
                                         -------------           -------------
Net cash provided by (used in):
           Operating activities          $ (1,205,689)           $ (1,708,747)
           Investing activities             1,161,498                (401,726)
           Financing activities              (321,366)              1,432,833
                                        -------------            ------------
             Net decrease in cash        $   (365,557)           $   (677,640)

Sources of financing as of June 30, 2001 and December 31, 2000 are detailed in the following table:

                              SOURCES OF FINANCING

                                    June 30, 2001    Percentage    December 31, 2000    Percentage
                                    -------------    ----------    -----------------    ----------
Lines of credit                     $   6,558,246       31.6%      $       8,261,038      38.6%
Notes payable(1)                       10,567,647       51.0               9,168,999      42.8
Contracts and mortgages payable           840,811        4.1                 486,326       2.3
Senior subordinated debt                2,766,000       13.3               3,494,000      16.3
                                    -------------    ----------    -----------------    ----------
                                    $  20,732,704      100.0%      $      21,410,363     100.0%
                                    =============    ==========    =================    ==========

Total debt decreased $677,659 from December 31, 2000, primarily due to the repayment of senior subordinated debt. As of June 30, 2001, contracts and mortgages receivable were $8,800,382 compared to $10,452,589 as of December 31, 2000.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 2001.




--------------------------

(1) Notes payable include the real estate line of credit in the amounts of $2,963,593 and $2,710,467 as of June 30, 2001 and December 31, 2000,
    respectively.

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


                                    10 of 12

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         Not applicable

Item 2.  Changes in Securities
         ---------------------

         Not applicable

Item 3.  Defaults in Senior Securities
         -----------------------------

         Not applicable

Item 4.  Submission of Matters to a vote of Security Holders
         ---------------------------------------------------

         Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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



                                 Taylor Investment Corporation
                                 -----------------------------------------------
                                 (Registrant)



Dated:  August 10, 2001          /S/ Philip C. Taylor
                                 -----------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)



Dated:  August 10, 2001          /S/ Joel D. Kaul
                                 -----------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer





                                    12 of 12