Form 10QSB
period 2001-09-30
TAYLOR INVESTMENT CORP /MN/
filed 2001-11-13
CIK 934373

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

For the period ended September 30, 2001         Commission File Number 33-87024C
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

     Common Stock, $.01 Par Value - 484,129 shares as of September 30, 2001
     ----------------------------------------------------------------------

================================================================================


                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2001 and December 31, 2000 (unaudited)..................3

         Condensed Consolidated Statements of Income Three and
         nine months ended September 30, 2001 and 2000 (unaudited).............4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000 (unaudited).............5

         Notes to Condensed Consolidated Financial Statements (unaudited)......6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.........................7

         Part II.  Other Information..........................................11

         Signatures...........................................................12


                                     2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
================================================================================

                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            2001             2000
ASSETS
INVENTORY - Principally land held for sale                               $22,689,917      $18,462,886

CONTRACTS AND MORTGAGES RECEIVABLE                                         8,790,102       10,452,589

INVESTMENT IN JOINT VENTURES                                                 551,542          376,631

OTHER ASSETS:
   Cash                                                                      554,224          690,467
   Tax increment financing receivable                                        536,712          575,864
   Receivable from joint ventures                                          1,023,578          479,977
   Other receivables                                                         173,988          273,168
   Prepaid expenses and earnest money deposits                               544,294          268,325
   Funds held by trustee                                                      94,000          638,000
   Land, buildings, and equipment, less accumulated
      depreciation of $1,100,392 and $1,075,695, respectively                399,647          425,194
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $470,119 and $411,230, respectively                    197,371          239,782
                                                                         -----------      -----------
                    Total other assets                                     3,523,814        3,590,777
                                                                         -----------      -----------
                                                                         $35,555,375      $32,882,883
                                                                         ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                          $ 6,419,487      $ 8,261,038

NOTES PAYABLE                                                             11,195,667        9,168,999

CONTRACTS AND MORTGAGES PAYABLE                                              905,652          486,326

SENIOR SUBORDINATED DEBT                                                   2,766,000        3,494,000

OTHER LIABILITIES:
   Accounts payable                                                        1,201,976          737,531
   Accrued liabilities                                                     1,008,895        1,262,593
   Deposits on land sales and purchase agreements                             79,823           29,230
                                                                         -----------      -----------
                    Total other liabilities                                2,290,694        2,029,354

DEFERRED INCOME TAXES                                                         89,810          217,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                    4,841            4,841
   Additional paid-in capital                                                740,136          740,136
   Retained earnings                                                      11,143,088        8,480,846
                                                                         -----------      -----------
                    Total stockholders' equity                            11,888,065        9,225,823
                                                                         -----------      -----------
                                                                         $35,555,375      $32,882,883
                                                                         ===========      ===========

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                          SEPTEMBER 30,                        SEPTEMBER 30,
REVENUES:                                            2001              2000               2001               2000
   Sales                                         $  9,106,809      $  8,499,075       $ 23,700,215       $ 20,040,710
   Interest income on contracts receivable            253,855           272,733            727,965            771,396
   Equity income (loss) from joint ventures               577           (41,037)          (149,839)           (90,602)
   Other revenue                                       39,178            44,799            296,126            298,158
                                                 ------------      ------------       ------------       ------------
          Total revenue                             9,400,419         8,775,570         24,574,467         21,019,662

COSTS AND EXPENSES:
   Cost of sales                                    5,137,845         4,612,199         13,007,711         10,688,920
   Selling, general, and administrative             2,886,977         2,299,420          7,874,126          6,291,985
   Interest                                           270,433           376,824            957,416          1,073,410
                                                 ------------      ------------       ------------       ------------
          Total costs and expenses                  8,295,255         7,288,443         21,839,253         18,054,315


NET INCOME                                       $  1,105,164      $  1,487,127       $  2,735,214       $  2,965,347
                                                 ============      ============       ============       ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                   $       2.28      $       3.07       $       5.65       $       6.13
                                                 ============      ============       ============       ============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                  484,129           484,129            484,129            484,129
                                                 ============      ============       ============       ============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                       2001               2000
                                                                                   ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                    $  2,735,214       $  2,965,347
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                    222,015            232,274
       Loss (gain) on disposal of assets                                                 28,732               (907)
       Deferred income taxes                                                           (127,533)           (84,139)
       Equity loss from joint ventures                                                  149,839             90,602
       Contracts and mortgages receivables funded                                    (4,939,762)        (5,547,850)
       Payments on contracts and mortgages receivable                                 6,602,249          4,482,510
       Increase in inventory - land held for sale                                    (2,938,851)        (2,661,717)
       Decrease (increase) in other receivables                                         138,332           (115,654)
       Increase in prepaid expenses                                                    (275,969)           (45,209)
       Increase in accounts payable                                                     464,445             87,920
       Decrease in accrued liabilities                                                 (253,698)          (276,033)
       Increase in deposits on land sales and purchase agreements                        50,593             25,110
                                                                                   ------------       ------------
                   Net cash provided by (used in) operating activities                1,855,606           (847,746)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                       (175,311)          (142,179)
       Proceeds from sale of land, buildings and equipment                                9,000              3,500
       Investment in joint ventures                                                    (333,000)          (500,000)
       Proceeds from distribution of joint venture                                        8,250                 --
       Proceeds from repayment of joint venture receivables                             415,092                 --
       Decrease (increase) in funds held by trustee                                     544,000            (44,500)
                                                                                   ------------       ------------
                   Net cash provided by (used in) investing activities                  468,031           (683,179)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payments) borrowings on lines of credit                                  (1,841,551)         3,520,546
       Repayment of notes, contracts, and mortgage payables                         (10,083,078)        (6,210,180)
       Proceeds from notes, contracts, and mortgage payables                         10,282,199          5,446,212
       Loan acquisition costs                                                           (16,478)           (22,070)
       Distributions to shareholders                                                    (72,972)        (2,039,477)
       Repayment of subordinated debt                                                  (728,000)           (81,000)
                                                                                   ------------       ------------
                   Net cash (used in) provided by financing activities               (2,459,880)           614,031
                                                                                   ------------       ------------

DECREASE IN CASH                                                                       (136,243)          (916,894)

CASH AT BEGINNING OF PERIOD                                                             690,467            969,309
                                                                                   ------------       ------------

CASH AT END OF PERIOD                                                              $    554,224       $     52,415
                                                                                   ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                                 $  1,254,890       $  1,271,196
                                                                                   ============       ============
          Income taxes                                                             $    127,533       $     84,139
                                                                                   ============       ============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable                    $  3,946,873       $  5,546,177
                                                                                   ============       ============
       Noncash financing activity - inventory transferred to joint venture         $  2,658,693       $         --
                                                                                   ============       ============
       Noncash financing activity - note payable transferred to joint venture      $  1,700,000       $         --
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

1. The accompanying condensed consolidated balance sheet for December 31, 2000 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 2001 and the condensed consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by the management of Taylor Investment Corporation (the Company) without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at September 30, 2001 and the results of operations and cash flows for all periods presented.

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

2. Investment in Joint Venture - In March 2001, the Company formed a joint venture established to acquire and develop specific parcels of land. The Company made an initial investment of $333,000. The Company has a 33% equity interest in the joint venture and is accounting for the joint venture under the equity method. The Company also transferred $2,658,693 of inventory and a $1,700,000 note payable to the joint venture. The Company has guaranteed the note payable of this joint venture.

3. New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations after June 30, 2001. SFAS No. 142 establishes new standards for accounting for goodwill and intangible assets and will be adopted by the Company on January 1, 2002. Management has determined that the impact of adopting SFAS No. 141 and 142 will not have a material effect on the Company's financial position and results of operations.

4. Certain reclassifications have been made to the 2000 financial statements to conform to the current quarter's presentation. These reclassifications had no impact on previously reported stockholders' equity or net income.


                                    6 of 12

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000.

Sales of $9,106,809 for the quarter ended September 30, 2001, increased by $607,734, or 7.2%, from the same period in 2000. The increase in sales is primarily attributable to the introduction of a new office in late 2000, which began generating sales in 2001.

Gross profit was $3,968,964, or 43.6%, for the quarter ended September 30, 2001 compared to $3,886,876 or 45.7%, for the same period in 2000. The decrease in gross profit margin, as a percentage of sales, is due to a few sales of aged inventory at reduced prices.

Selling, general and administrative expenses of $2,886,977 were 31.7% of sales for the third quarter of 2001, compared to $2,299,420, or 27.1%, for the same period in 2000. The primary reason for the increase in these expenses, as a percent of sales, is increased fixed costs related to a growing workforce and employee benefit programs.

For the quarter ended September 30, 2001, interest income of $253,855, decreased by $18,878, or 6.9%, from the same period in 2000. This is due to a decrease in the average balance of contracts and mortgages receivable.

For the quarter ended September 30, 2001, equity income from joint ventures was a net gain of $577, compared to a net loss of $41,037 for the same period in 2000. The increase in the third quarter of 2001 is the result of sales activity, while in the third quarter of 2000 the focus was on the development of joint ventures (See Note 2).

Other revenue of $39,178, for the third quarter of 2001 remained consistent with the same period in 2000.

Interest expense of $270,433, for the quarter ended September 30, 2001, decreased by $106,391, or 28.2%, compared to the same period in 2000. The decrease is due to continuously declining interest rates, throughout the third quarter of 2001.


                                     7 of 12

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000.

Sales for the nine months ended September 30, 2001 were $23,700,215, an increase of $3,659,505 or 18.3%, compared to the same period in 2000. The increase in sales is primarily attributable to the introduction of a new office in late 2000, which began generating sales in 2001.

Gross profit for the first nine months of 2001 was $10,692,504, or 45.1%, compared to $9,351,790 or 46.7% for the same period in 2000. The decrease in gross profit, as a percentage of sales, is due to the Company's efforts to reduce aged inventory by selling certain properties at discounted prices.

For the first nine months of 2001, selling, general and administrative expenses were $7,874,126 or 33.2% of sales, compared to $6,291,985, or 31.4% of sales in 2000. The primary reason for the increase in expenses, as a percent of sales, is increased fixed costs related to a growing workforce and employee benefit programs.

Interest income of $727,965 for the first nine months of 2001 was $43,431, or 5.6%, lower than for the same period in 2000. This is due to the company offering special finance programs, with low interest rates, to compete with financing available through other lenders.

For the nine months ended September 30, 2001, equity losses from joint ventures were $149,839, compared to $90,602 for the same period of 2000. This is due to higher losses incurred in the first quarter of 2001 related to the start-up of a new joint venture (See Note 2).

Other revenue of $296,126, for the first nine months of 2001 remained consistent compared to the same period in 2000.

Despite an increase in the average debt balance, interest expense decreased $115,994 in the first nine months of 2001, compared to the same period in 2000. This is due to continuously declining interest rates throughout 2001.


                                     8 of 12

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is generated from operations as land inventory is sold and collections are made on contracts and mortgages receivable. The primary use of cash is for financing the Company's ongoing acquisition and development of land and subsequent customer mortgage financing. Secondarily, the Company uses cash to reduce the aggregate amounts outstanding under its Credit Agreement, notes and mortgages payable. The following table sets forth the Company's net cash flows for operating, investing and financing activities for the nine months ended September 30, 2001 and 2000.

                                       Nine months ended      Nine months ended
                                      September 30, 2001     September 30, 2000
                                      ------------------     ------------------
Net cash provided by (used in):
         Operating activities                $   853,983            $  (847,746)
         Investing activities                    468,031               (683,179)
         Financing activities                 (1,458,257)               614,031
                                      ------------------     ------------------
              Net decrease in cash           $  (136,243)           $  (916,894)



Sources of financing as of September 30, 2001 and December 31, 2000 are detailed in the following table:

                                                                  SOURCES OF FINANCING

                                     September 30, 2001       Percentage        December 31, 2000       Percentage
                                     ------------------   ------------------   ------------------   ------------------
Lines of credit                               6,419,487          30.2%                $ 8,261,038          38.6%
Notes payable1                               11,195,667          52.6                   9,168,999          42.8
Contracts and mortgages payable                 905,652           4.2                     486,326           2.3
Senior subordinated debt                      2,766,000          13.0                   3,494,000          16.3
                                     ------------------   -----------------    ------------------   ------------------
                                            $21,286,806         100.0%                $21,410,363         100.0%
                                     ==================   =================    ==================   ==================

Total debt decreased $123,557 from December 31, 2000, primarily due to the repayment of senior subordinated debt. As of September 30, 2001, contracts and mortgages receivable were $8,790,102 compared to $10,452,589 as of December 31, 2000.

Based on expected cash generated from operations, inventory management and the above financing sources available, management believes it has adequate sources of financing to fund its cash requirements for the remainder of 2001.



--------------------------

(1) Notes payable includes outstanding borrowings under the real estate line of credit in the amounts of $3,232,310 and $2,710,467 as of September 30, 2001 and December 31, 2000, respectively.

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



                                 Taylor Investment Corporation
                                 -----------------------------------------------
                                 (Registrant)


Dated:  November 6, 2001         /S/ Philip C. Taylor
                                 -----------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated:  November 6, 2001         /S/ Joel D. Kaul
                                 -----------------------------------------------
                                 Joel D. Kaul
                                 Vice President and Chief Operating Officer




                                    12 of 12