Form 10-K405
period 2001-12-31
TAYLOR INVESTMENT CORP /MN/
filed 2002-03-29
CIK 934373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ]      TRANSMISSION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 33-87024C

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of Registrant as specified in its charter)

           Minnesota                                      41-1373372
   -----------------------------             -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)


              43 Main Street S.E., Suite 506, Minneapolis, MN 55414
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (612) 331-6929

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                       $1,224,637 as of December 31, 2001
                       ----------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 484,129 shares as of December 31, 2001
      ---------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of certain exhibits hereto are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.    BUSINESS...............................................................................................1
           General................................................................................................1
           Principal Business.....................................................................................1
           Competition............................................................................................2
           Regulation.............................................................................................3
           Employees..............................................................................................3
ITEM 2.    PROPERTIES.............................................................................................3
ITEM 3.    LEGAL PROCEEDINGS......................................................................................4
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................4

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................................4
ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA...................................................................5

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS..................................................................................5
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................14

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................15
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE..............................................................................28

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................28

ITEM 11.   EXECUTIVE COMPENSATION................................................................................29
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT............................................................................................30
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................31

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................................31
SIGNATURES ......................................................................................................33


                                     PART I

ITEM 1.      BUSINESS

             GENERAL

             Taylor Investment Corporation ("Taylor" or "the Company") was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, Georgia, Texas and Tennessee. The Company subdivides these tracts into lots and markets them through its Four Seasons sales offices for use as primary residences, vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically ranges from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots, which it sells, but has contracted for the construction of homes on an isolated basis. The Company believes it is the largest developer of waterfront properties for the construction of primary and second homes in Minnesota and Wisconsin and is not aware of any other major developer in those states.

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

             The Company believes it must position itself to take advantage of the current and expected future demand for rural properties for primary and secondary homes. The Company's strategy is to expand the organization by exploring new markets outside its current locations.

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

             DEVELOPMENT - After purchase negotiations are completed, the Company's Development Department is responsible for obtaining regulatory approval for the planned development. This process typically involves determining the layout of lots, or platting the property, attending public hearings, and conducting on-site inspections with governmental and regulatory personnel. To date, the Development

             Department has typically been successful in obtaining the necessary regulatory and governmental approvals; however, there can be no assurance that any particular transaction will be approved and ultimately consummated. The Development Department also works with a title insurance company in obtaining title abstracts, ordering title insurance, and preparing other facets of the acquisition for closing. After closing, the property is physically developed using road contractors, surveyors, and Company work crews. Lots are platted to maximize their attractiveness, privacy, and road and water access, taking into account view corridors and the layout of trees on the lot. Roads are installed, the property is prepared to receive telephone and electrical service, trails are cut, underbrush is removed, shorelines are cleared, and the property is otherwise prepared for marketing and sales to the buying public. The Company then assigns prices to each lot based on market prices for similar properties in the area. These sales prices generally range from $25,000 - $100,000 per lot.

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

             The Company's sales and marketing activities are conducted principally through its Four Seasons subsidiaries in Minnesota, Wisconsin, Georgia, Texas and Tennessee. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general location to the developed properties. The Company's eight existing regional sales offices are located near Brainerd, Minnesota; Spooner, Minocqua, and Stevens Point, Wisconsin; Watersmeet, Michigan; Jasper, Georgia; Austin, Texas; and Knoxville, Tennessee. The Company advertises in major metropolitan newspapers and other publications, television, radio and participates in home and garden, outdoors, and sports shows to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

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

             EMPLOYEES

             As of December 31, 2001, the Company has 82 full-time and 18 part-time employees. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.

ITEM 2.      PROPERTIES

             The Company leases its administrative office located at 43 Main Street SE, Suite 506, in Minneapolis, Minnesota, consisting of 3,276 square feet in an office/residential complex. The lease expires March 31, 2007.

             The Company leases regional sales, acquisition and development offices at various locations in Minnesota, Wisconsin, Michigan, Georgia, Texas and Tennessee. These offices typically range from 1,000 to 2,500 square feet and are leased on terms ranging from month-to-month to five years.

             Management believes that these facilities provide sufficient space to support its current activities, and that additional space will be available in the future as needed.

ITEM 3.      LEGAL PROCEEDINGS

             In the ordinary course of its business, the Company from time to time becomes subject to claims or proceedings relating to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing or former employees. The Company believes that substantially all of the above are incidental to its business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to a vote of security holders during the year ended December 31, 2001.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 484,129 shares were outstanding and held of record by 17 stockholders as of December 31, 2001. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and non-assessable. The Company's Credit Agreement contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash distributions. Distributions declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, debt covenant limitations and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

             The selected consolidated financial data set forth below should be read in conjunction with the Consolidated Financial Statements, related notes, and other financial information appearing elsewhere in this Annual Report.

                                                                     As of or for the Year Ended December 31,
                                                               ----------------------------------------------------
                                                                 2001       2000       1999       1998       1997
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
             STATEMENT OF OPERATIONS DATA:
             Revenues:
                Sales                                          $ 35,994   $ 28,838   $ 23,519   $ 19,934   $ 16,827
                Interest income on contracts receivable           1,051      1,058        988      1,086      1,009
                Equity in (losses) earnings from joint ventures    (172)      (121)        58         35         40
                Other revenue                                       377        546        409        318        406
                                                               --------   --------   --------   --------   --------
             Total revenue                                       37,250     30,321     24,974     21,373     18,282

             Costs and expenses:
                Cost of sales                                    21,001     15,874     12,453     11,672     10,616
                Reduction of inventory to net realizable value                            294        138        277
                Selling, general and administrative              11,750      9,338      7,955      5,959      6,127
                Interest                                          1,141      1,370      1,213      1,482      1,818
                                                               --------   --------   --------   --------   --------
             Total costs and expenses                            33,892     26,582     21,915     19,251     18,838

             Net income (loss) (1)                                3,358      3,739      3,059      1,273       (335)
             Net income (loss) per common share outstanding    $   6.94   $   7.72   $   6.32   $   2.63   $  (0.69)
             Dividends paid per common share outstanding       $   3.42   $   4.25   $   3.20   $   0.62   $   0.62

             BALANCE SHEET DATA:

             Inventory                                         $ 19,463   $ 18,463   $  9,939   $ 11,469   $ 12,232
             Contracts and mortgages receivable                  12,114     10,453      8,695      9,365      9,095
             Total assets                                        35,144     32,883     21,505     23,294     24,690
             Total debt                                          19,859     21,410     12,249     15,748     17,357
             Stockholders' equity                                10,930      9,226      7,543      6,033      5,060
             Book value per common share                       $  22.58   $  19.06   $  15.58   $  12.46   $  10.45


        (1) In January 1999, the Company obtained status as a Subchapter S-Corporation under the Internal Revenue Code. Accordingly, taxable income from operations in all fiscal years beginning after 1998 is allocated to the individual shareholders with no income tax expense recorded in the financial statements. Net income (loss) in 1998 and 1997 is after tax expense (benefit) of $849 and ($221), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

             The Company records its inventory, which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development and improvement of the land. Structure inventory consists of structures that existed on a property at the time of acquisition. The Company currently attempts to maintain its inventory at a level that, at any time, will meet its sales goals for the next twelve months. Inventory balances were $19.5 million and $18.5 million as of December 31, 2001 and 2000, respectively.

             Revenues from the sale of developed lots, and structures are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

             OTHER REVENUES - Other revenues consist primarily of interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Generally, mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 10.9% to 13.4% depending principally on the amount of the down payment and program under which the loans were originated. Company-financed sales were 31% of sales for each of the years ended December 31, 2001 and 2000. The Company is able to maintain a consistent percentage of financed sales because it offers competitive finance programs with low initial interest rates to customers. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.7% and 11.2% as of December 31, 2001 and 2000, respectively.

             Other revenues also include closing fee income the Company collects for sales and equity in the income or loss of joint ventures.

             CRITICAL ACCOUNTING POLICIES

             In preparing the financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. The most critical accounting policies applied in the preparation of the Company's financial statements relate to:

             o accounting for contingencies, under which the Company accrues an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated;

             o measuring assets, including inventory held for sale, for impairment; and

             o accounting for tax increment financing receivables because of the importance of management judgment in making the estimates necessary to apply these policies.

             The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated. The Company bases its assumptions, estimates and judgments on a combination of historical experiences and other reasonable factors.

             Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred as well as in estimating the amount of potential expense. The most important contingencies impacting the Company's financial statements relate to:

             o   the collectibility of contracts and mortgages receivable; and

             o the valuation of inventories, including adjustments to reduce inventory to the lower of cost or market.


             Measuring assets for impairment requires estimating intentions as to holding periods, future operating cash flows and residual values of the assets under review. Changes in management intentions, market conditions or operating performance could indicate that impairment charges may be necessary.

             Accounting for tax increment financing receivables involves estimating property values and tax rates well into the future, as well as evaluating length of time the property will remain vacant. To accomplish this, assumptions are made regarding real estate market inflation, tax rates and collectibility of taxes.

             See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K for a further discussion of certain specific accounting policies.

             COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

             The Company reported a 24.8% increase in sales for the year ended December 31, 2001 to $36.0 million, including sales of structures of $0.7 million, or 2.0% of sales. For the same period in 2000, sales were $28.8 million, including $0.6 million in sales of structures, or 2.1% of sales. The increase in sales is attributable to a strong real estate market in certain areas of the country, the addition of several projects in newer markets, and the Company's ability to retain knowledgeable sales staff and successfully apply its marketing programs in those markets expanded to by the Company in recent years.

             The Company reported a 22.6% increase in sales for the year ended December 31, 2000 to $28.8 million, including sales of structures of $.6 million, or 2.1% of sales. For the same period in 1999, sales were $23.5 million, including $1.4 million in sales of structures, or 6.0% of sales. The overall sales increase is attributable to superior quality inventory in existing and new markets, a strong real estate market, particularly the Midwest, and the growth and retention of knowledgeable sales staff.

             The following table sets forth the sales, cost of sales and gross profit information for the years ended December 31, 2001, 2000 and 1999.

                 2001                  Land                     Structures                    Total

             Sales                 $ 35,268,589     100.0%    $    725,078      100.0%    $  35,993,667     100.0%
             Cost of sales           20,354,927      57.7%         645,807       89.1%       21,000,734      58.3%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $ 14,913,662      42.3%    $     79,271       10.9%    $  14,992,933      41.7%

                 2000                  Land                     Structures                    Total

             Sales                 $ 28,245,169     100.0%    $    592,830      100.0%    $  28,837,999     100.0%
             Cost of sales           15,365,177      54.4%         508,598       85.8%       15,873,775      55.0%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $ 12,879,992      45.6%    $     84,232       14.2%    $  12,964,224      45.0%

                 1999                  Land                     Structures                    Total

             Sales                 $ 22,104,045     100.0%    $  1,414,393      100.0%    $  23,518,438     100.0%
             Cost of sales           11,344,516      51.3%       1,403,366       99.2%       12,747,882      54.2%
                                   ------------   -------     ------------    -------     -------------   -------
             Gross profit          $ 10,759,529      48.7%    $     11,027        0.8%    $  10,770,556      45.8%


             For 2001, gross profit was $15.0 million or 41.7% of sales, compared to $13.0 million or 45.0% of sales for the same period in 2000. The decrease in gross profit, as a percentage of sales, is principally due to lower margins on projects in Wisconsin as a result of a slightly softer real estate market and an increase in sales in new markets where slightly lower margins were achieved as compared with the Company's more established markets.

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

             Other revenues decreased $170,000, or 31%, to $380,000 in 2001 from the same period in 2000. The decrease was primarily due to $80,000 in nonrecurring marketing fees received related to land sales brokered by the Company during 2000. Additionally, in 2000, the Company revised its estimates of anticipated future tax collections under its tax increment financing receivable contracts with tax districts based on property value changes and changes in property tax assessments. These changes in estimate resulted in an increase in the value of such receivables and a corresponding increase in other revenue in 2000. There were no significant valuation adjustments in 2001.

             Other revenue was $550,000 in 2000, an increase of $140,000 from the same period in 1999. The increase is the result of a $250,000 fee collected for development services performed on behalf of a joint venture, which was offset slightly by a 30% reduction in sale closing fees charged to customers from the prior year due to special mortgage incentive programs offered during 2000.

             Equity in losses from joint ventures increased $50,000 in 2001 to $170,000, resulting from losses generated by a land development joint venture formed by the Company during the first quarter of 2001, in which it currently has a 33% ownership interest. Equity in losses from joint ventures were $120,000 in 2000 as compared to equity in earnings of $60,000 in 1999. The additional equity in losses from joint ventures in 2000 was primarily the result of start-up costs incurred by a land development joint venture formed in early 2000, in which the Company has a 33% ownership interest.

             Interest income in 2001 remained consistent with 2000, which was the result of a higher average balance of contracts and mortgages receivable during 2001offset by slightly lower average interest rates on contracts during the same period. Interest income increased to $1,060,000 in 2000 from $990,000 in 1999 as a result of an increase in the average balance of contracts and mortgages receivable.

             Selling, general and administrative expenses for 2001 were $11.7 million or 32.6% of sales, compared to $9.3 million or 32.4% of sales for the same period in 2000. The increase in selling, general and administrative expense, as a percent of sales, is due primarily to $550,000 in costs written off associated with two parcels of land previously under contract that were ultimately not acquired. Factors offsetting this increase include a reduction of compensation and office expenses, as a percentage of sales. Compensation, primarily commissions, represented 79% of total selling, general and administrative expenses in 2001 as compared with 81% in 2000. Office expenses represented 9% and 11% of total selling, general and administrative expenses in 2001 and 2000, respectively.

             Selling, general and administrative expenses for 2000 were $9.3 million or 32.4% of sales, compared to $8.0 million or 33.8% of sales for the same period in 1999. The decrease in selling, general and administrative expense, as a percent of sales, is attributable to increased sales and management's continued efforts to control expenses.

             Interest expense decreased $230,000, or 17%, to $1,140,000 in 2001 from the same period in 2000. The decrease is the result of a significant reduction in interest rates throughout 2001 on the Company's variable rate borrowings, which include its lines of credit and substantially all real estate notes payable. The decrease was partially offset by higher average borrowings during 2001 as a result of a growth in inventory. Interest expense of $1,370,000 in 2000 increased by 14% from $1,200,000 in 1999. The increase in interest expense was due to an increase in contracts and mortgages payable in 2000 from 1999.

             LIQUIDITY AND CAPITAL RESOURCES

             OVERVIEW - The Company's capital resources are provided from both internal and external sources. The Company's primary capital resources from internal operations are: (i) cash sales, (ii) down payments on sales which are financed, (iii) principal and interest payments on contracts and mortgages receivable, and (iv) borrowings collateralized by contracts and mortgages receivable. External sources of liquidity include borrowings under the Company's Credit Agreement, notes and mortgages payable to finance inventory acquisitions and development, and the issuance of debt securities. The Company's capital resources are used to support the Company's operations, including (i) acquiring and developing inventory, (ii) providing financing for customer purchases, (iii) meeting operating expenses, (iv) shareholder distributions, and (v) satisfying the Company's debt and other obligations. The Company anticipates that it will continue to require external sources of liquidity to support its operations, satisfy its debt and other obligations and to provide funds for future strategic inventory acquisitions and growth.

             The following table sets forth the Company's net cash flows for operating, investing and financing activities for the years ended December 31, 2001, 2000 and 1999:

                                                                         2001             2000            1999
             Net cash provided by (used in):
               Operating activities                                   $  4,907,572    $   (490,560)    $  5,985,547
               Investing activities                                        646,722      (1,311,324)         (41,473)
               Financing activities                                     (5,514,207)      1,523,042       (5,408,482)
                                                                      ------------    ------------     ------------
               Net increase (decrease) in cash                        $     40,087    $   (278,842)    $    535,592
                                                                      ============    ============     ============

             Cash used for financing activities in 2001 consisted primarily of principal payments on notes, contracts, mortgages payable and subordinated debt and net repayments on lines of credit of $15.4 million and distributions to shareholders of $1.7 million. These were offset by $11.5 million in proceeds from new notes, contracts, and mortgages payable. Cash provided for financing activities in 2000 consisted primarily of net borrowings on lines of credit and proceeds from new notes, contracts, and mortgages payable of $12.6 million. These were offset by $9.0 million in payments on notes, contracts, mortgages payable and subordinated debt and distributions to shareholders of $2.1 million. Cash used for financing activities in 1999 consisted primarily of principal payments on notes, contracts, mortgages payable and subordinated debt and net repayments on lines of credit of $10.0 million and dividend payments to shareholders of $1.5 million.

             Cash provided by investing activities in 2001 represents $0.6 million of repayment of receivables from joint ventures, a $0.6 million reduction in funds held by trustee offset by a $0.3 million investment in joint ventures. Cash used for investing activities in 2000 primarily related to investments in joint ventures of $0.5 million and an increase in funds held by trustee of approximately $0.6 million.

             FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Permanent financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of principal and interest on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing and release a portion of the related mortgage. On average, the Company finances 75% of the cost of land acquisitions and development. Based on the terms of the Company's loan agreements, a loan is usually paid in full when approximately 70% of the lots in a development are sold. Principal and interest received by the Company from customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement. The following table sets forth the Company's sources of financing and the amount of such financing and the weighted average interest rates on such borrowings at December 31, 2001 and 2000.

             SOURCES OF FINANCING

                                                                            Average                        Average
                                                                2001          Rate             2000          Rate
             Lines of credit                               $   7,037,999      5.77%      $    8,261,038      10.56%
             Notes payable (1)                                 9,274,646      6.24            9,168,999       9.60
             Contracts and mortgages payable                     874,243      5.17              486,326       0.74
             Senior subordinated debt                          2,672,000     11.41            3,494,000      11.25
                                                           -------------     -----       --------------      -----
                    Total debt                             $  19,858,888      6.72%      $   21,410,363      10.04%
                                                           =============    ======       ==============      =====

              ----------------------
             (1) Notes payable includes the real estate line of credit in the amounts of $3,266,101 and $ $2,710,467 as of December 31, 2001
                 and 2000, respectively.

             "CREDIT AGREEMENT" - The Company began its borrowing relationship in 1986 and may currently borrow a total aggregate of up to $17.5 million under the Credit Agreement which includes the following four lines of credit:

             DESCRIPTION OF LINES OF CREDIT

                                                                                     Balance
                                                               Amount of        Outstanding as of
                                                                Line(1)         December 31, 2001

             Mortgages and Contracts Receivable              $17,500,000         $   6,790,999
             Real Estate Mortgage                              8,500,000             3,266,101
             Project                                             250,000               172,000
             Interim Financing                                 4,000,000                75,000
                                                                                 -------------
                                                                                 $  10,304,100
                                                                                 =============

             -----------------
             (1) These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $17.5 million.

             The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit are at the discretion of the lender, are based on 90% of eligible contracts receivable, and are to be used to finance the development of properties. Borrowings under this credit line bear interest at the lender's base rate plus 1.0% (5.75% as of December 31, 2001). The lender's base rate is equal to the interest rate publicly announced by the lender from time to time as its "Base" rate.

             The Company also may borrow up to $8,500,000 under the Real Estate Mortgage line of credit based on 80% of the purchase price of the real estate plus 80% of eligible development costs. Funds obtained by the Company under the Real Estate Mortgage credit line are to be used to purchase real estate pending development or sale. Borrowings under the Real Estate Mortgage line of credit bear interest at a rate equal to 1.0% over the lender's base (5.75% at December 31, 2001). The Project line of credit of $250,000 is to be used to finance project development costs and the purchase of real estate in connection with a project in northern Minnesota. The assets of the project secure this line of credit. Borrowings of up to $4,000,000 under the Interim Financing line are available to the Company at the discretion of the lender to cover demand overages on the other lines of credit. Borrowings under the Project and Interim Financing lines of credit bear interest at a rate equal to 1.5% over the lender's base rate (6.25% as of December 31, 2001). At December 31, 2001, $2,960,000 is available under the Company's mortgage and contracts receivable and interim financing credit facilities for operating needs and $5,233,899 is available under its real estate loan facility.

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

             THE FOLLOWING SUMMARIZES THE COMPANY'S SIGNIFICANT CONTRACTUAL OBLIGATIONS AND COMMITMENTS THAT IMPACT LIQUIDITY.



Contractual obligations                                                  Payments due by period
                                                   ----------------------------------------------------------------------
                                                      Within                                    After
IN THOUSANDS                                          1 YEAR       2-3 YEARS     4-5 YEARS     5 YEARS        TOTAL
=====================================================================================================================
Notes, contracts and mortgages payable               $ 5,243       $ 4,008         $ 534        $ 364       $ 10,149
Senior subordinated debt                                 727         1,355           590            -          2,672
Operating leases                                         178           280           143           17            618
---------------------------------------------------------------------------------------------------------------------
Total contractual cash obligations                   $ 6,148       $ 5,643       $ 1,267        $ 381       $ 13,439
=====================================================================================================================


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

             Put options were granted to three purchasers in 1996 on an initial aggregate amount of $5.6 million in contracts and mortgages receivable. As of December 31, 2001, $96,141 in contracts and mortgages receivable were outstanding with recourse, all of which had put options. During 2001, the Company extended the maturity of these contracts to December 31, 2005. Based on the scheduled amortization of these balances, however, the Company is potentially liable for the entire balance in 2002 if the put features are exercised. Should all of the put options be exercised, the Company would expect to use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

             The following table lists as of December 31, 2001, and 2000 the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages foreclosed during the years ended December 31, 2001 and 2000.

                                                                  2001             2000
             Contracts and mortgages receivable:
               Balance outstanding                            $12,113,780       $10,452,589
                 Amount 90 days past due                          386,338           110,270
                 Percentage of Balance                              3.19%             1.05%
                 Amount foreclosed during period                   45,071           135,732
                 Percentage of balance                              0.37%             1.29%
             Average portfolio term                               3 years           4 years
             Weighted average interest rate                         11.7%             11.2%


             The Company works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and the Company receives full payment. On occasion, the Company must cancel the contract and begin foreclosure proceedings. During 2001, there were $45,071 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $99,611 were in the process of foreclosure. Subsequent to a completed foreclosure, the Company returns the underlying property to inventory and begins re-marketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit resulting in minimal bad debt exposure.

             Based on expected cash generated from operations and the above available financing resources, management believes it has adequate sources of funds to meet the Company's anticipated working capital, capital expenditure, and debt service requirements for the foreseeable future.

             NEW ACCOUNTING STANDARDS - In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The standard had no impact for the Company in 2001. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and test for impairment of goodwill and intangibles with indefinite lives annually, or more frequently if events and circumstances indicate that the carrying amounts may not be recoverable. The adoption of SFAS 142 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

             During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company expects to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position, results of operations or cash flows.

             The FASB also issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The

             Company adopted SFAS No. 144 on January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have an impact on its historical financial position, results of operations or cash flows.

             SAFE HARBOR DISCLOSURE - Various forms filed by the Company with the Securities and Exchange Commission, including the Company's Form 10-K and Form 10-Q, and other written documents and oral statements released by the Company, may contain forward-looking statements. Forward-looking statements generally use words such as "expect," "anticipate," "believe," "project," "should," "estimate," and similar expressions, and reflect the Company's expectations concerning the future. Such statements are based upon currently available information, but various risks and uncertainties may cause the Company's actual results to differ materially from those expressed in these statements. Among the factors which management believes could affect the Company's operating results are the following:

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             INTEREST RATE RISK

             The Company is exposed to changes in interest rates primarily as a result of its borrowing activities used to fund operations and to acquire land. The Company uses both floating interest rate credit facilities and notes payable and fixed rate notes payable to accomplish this. At December 31, 2001 the Company currently has $13.9 million of floating interest rate debt under its credit facilities or under notes payable, $3.3 million of fixed rate notes payable and $2.7 million of fixed rate subordinated debt. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. A hypothetical one-percent change in the prevailing prime or LIBOR, as applicable, would decrease net income of the Company by approximately $139,000 per year, based on the increased interest expense on variable rate debt. The fair value of fixed rate notes payable would not be impacted as substantially all of the $3.3 million in fixed rate notes payable mature in one year or less. A similar change in the interest rate would decrease the fair value of the Company's fixed rate subordinated debt by approximately $50,000.

             Additionally, an environment of increased interest rates may adversely affect the Company's ability to successfully market and sell its properties because the increased costs of borrowing would inflate the cost of inventory and make it more difficult for customers to finance purchases. The Company believes it can protect itself from sustained high interest rates by selling its contracts and mortgages receivable portfolios, originating loans with shorter maturities, and increasing the rates it charges to customers who utilize Company financing, or by incurring fixed rate debt. Such increases in rates would, however, have an adverse impact on the Company's cost of carrying inventory. The Company believes the best defense against rising interest rates is to buy only the best property, which can be turned quickly. However, sustained increases in interest rates could impact future sales levels. If demand for product was to decline for an extended period of time, the Company believes it could minimize the impact by reducing the sales price of the product to stimulate sales and would discontinue purchasing properties until the level of inventory more closely matched customer demand.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Independent Auditors' Report....................................16

             Consolidated Balance Sheets.....................................17

             Consolidated Statements of Income...............................18

             Consolidated Statements of Stockholders' Equity.................19

             Consolidated Statements of Cash Flows...........................20

             Notes to Consolidated Financial Statements......................21

INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Table of Contents at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

February 28, 2002
Minneapolis, Minnesota



TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                          2001               2000
ASSETS

INVENTORY - Principally land held for sale                                          $   19,462,763     $   18,462,886

CONTRACTS AND MORTGAGES RECEIVABLE                                                      12,113,780         10,452,589

INVESTMENT IN JOINT VENTURES                                                               529,048            376,631

OTHER ASSETS:
   Cash                                                                                    730,554            690,467
   Tax increment financing receivable                                                      556,909            575,864
   Receivable from joint ventures                                                          556,889            479,977
   Other receivables                                                                       203,245            273,168
   Prepaid expenses and earnest money deposits                                             325,530            268,325
   Funds held by trustee                                                                    44,500            638,000
   Land, buildings, and equipment, less accumulated
      depreciation of $1,113,821 and $1,075,695, respectively                              431,484            425,194
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $487,969 and $411,230, respectively                                  189,521            239,782
                                                                                    ---------------    ---------------
                    Total other assets                                                   3,038,632          3,590,777
                                                                                    ---------------    ---------------
                                                                                    $   35,144,223     $   32,882,883
                                                                                    ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                                     $    7,037,999     $    8,261,038

NOTES PAYABLE                                                                            9,274,646          9,168,999

CONTRACTS AND MORTGAGES PAYABLE                                                            874,243            486,326

SENIOR SUBORDINATED DEBT                                                                 2,672,000          3,494,000

OTHER LIABILITIES:
   Accounts payable                                                                      3,195,037            737,531
   Accrued liabilities                                                                   1,081,978          1,262,593
   Deposits on land sales and purchase agreements                                           27,607             29,230
                                                                                    ---------------    ---------------
                    Total other liabilities                                              4,304,622          2,029,354

DEFERRED INCOME TAXES                                                                       51,041            217,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                                  4,841              4,841
   Additional paid-in capital                                                              740,136            740,136
   Retained earnings                                                                    10,184,695          8,480,846
                                                                                    ---------------    ---------------
                    Total stockholders' equity                                          10,929,672          9,225,823
                                                                                    ---------------    ---------------
                                                                                    $   35,144,223     $   32,882,883
                                                                                    ===============    ===============

See notes to consolidated financial statements.



TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
---------------------------------------------------------------------------------------------------------------------

                                                              2001                   2000                  1999
REVENUES:

   Sales                                             $        35,993,667    $        28,837,999      $     23,518,438

   Interest income on contracts receivable                     1,051,041              1,057,980               988,145

   Equity in (losses) earnings of joint ventures               (172,333)              (121,082)                57,653

   Other revenue                                                 377,743                546,321               409,368
                                                     --------------------   --------------------   -------------------
          Total revenue                                       37,250,118             30,321,218            24,973,604

COSTS AND EXPENSES:

   Cost of sales                                              21,000,734             15,873,775            12,453,402
   Reduction of inventory to net realizable value (Note 1)                                    -               294,480
   Selling, general, and administrative                       11,749,931              9,338,661             7,953,939
   Interest                                                    1,141,549              1,369,712             1,212,623
                                                     --------------------   --------------------   -------------------
          Total costs and expenses                            33,892,214             26,582,148            21,914,444


NET INCOME                                           $         3,357,904    $         3,739,070      $      3,059,160
                                                     ====================   ====================   ===================

NET INCOME PER COMMON SHARE
   OUTSTANDING                                       $              6.94    $              7.72      $           6.32
                                                     ====================   ====================   ===================

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                             484,129                484,129               484,129
                                                     ====================   ====================   ===================


See notes to consolidated financial statements.



TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                                                      ADDITIONAL
                                             COMMON STOCK               PAIN-IN        RETAINED
                                        SHARES            AMOUNT        CAPITAL        EARNINGS          TOTAL
                                     --------------------------------------------- ---------------- ---------------

BALANCE AT DECEMBER 31, 1998              484,129  $      4,841   $     740,136   $    5,288,405   $     6,033,382

  Dividends Paid                                                                      (1,549,212)       (1,549,212)
  Net Income                                                                           3,059,160         3,059,160
                                          -------   -----------   -------------   --------------   ---------------

BALANCE AT DECEMBER 31, 1999              484,129         4,841         740,136        6,798,353         7,543,330

  Dividends Paid                                                                      (2,056,577)       (2,056,577)
  Net Income                                                                           3,739,070         3,739,070
                                          -------   -----------   -------------   --------------   ---------------

BALANCE AT DECEMBER 31, 2000              484,129         4,841         740,136        8,480,846         9,225,823

  Dividends Paid                                                                      (1,654,055)       (1,654,055)
  Net Income                                                                           3,357,904         3,357,904
                                          -------   -----------   -------------   --------------   ---------------
BALANCE AT DECEMBER 31, 2001              484,129   $     4,841   $     740,136   $   10,184,695   $    10,929,672
                                          =======   ===========   =============   ==============   ===============


See notes to consolidated financial statements.



TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------------------------------------------------
                                                                            2001            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $ 3,357,904    $ 3,739,070     $ 3,059,160
   Adjustments to reconcile net income to net cash provided
       by operating activities:
     Depreciation and amortization                                                290,626        320,027         326,267
     Loss (gain) on disposal of assets                                             28,732           (907)         (4,613)
     Deferred income taxes                                                       (166,302)      (156,689)       (233,991)
     Equity in losses (earnings) from joint ventures                              172,333        121,082         (57,653)
     Contracts and mortgages receivables funded                                (9,716,675)    (7,856,127)     (5,293,516)
     Payments on contracts and mortgages receivable                             8,055,484      6,098,472       5,963,839
     Changes in assets and liabilities:
       Inventory - land held for sale                                             578,529     (3,013,105)      1,835,367
       Other receivables                                                           88,878       (507,521)        137,105
       Income tax receivable                                                            -              -        (241,664)
       Prepaid expenses                                                           (57,205)        74,277        (180,615)
       Accounts payable                                                         2,457,506        371,912         218,542
       Accrued liabilities                                                       (180,615)       337,334         444,062
       Deposits on land sales on purchase agreements                               (1,623)       (18,385)         13,257
                                                                              -----------    -----------     -----------
           Net cash provided by (used in) operating activities                  4,907,572       (490,560)      5,985,547

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of land, buildings and equipment                                     (232,713)      (226,324)       (110,473)
   Proceeds from sale of land, buildings and equipment                              9,000          3,500          10,000
   Investment in joint ventures                                                  (333,000)      (500,000)              -
   Proceeds from distributions of joint ventures                                    8,250          9,000          62,000
   Proceeds from repayment of joint venture receivables                           601,685              -
   Decrease (increase) in funds held by trustee                                   593,500       (597,500)         (3,000)
                                                                              -----------    -----------     -----------
           Net cash provided by (used in) investing activities                    646,722     (1,311,324)        (41,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings on lines of credit                                (1,223,039)     4,463,530      (2,022,925)
   Repayment of notes, contracts, and mortgage payables                       (13,309,470)    (8,807,615)     (7,819,844)
   Proceeds from notes, contracts, and mortgage payables                       11,534,004      8,144,943       6,165,723
   Loan acquisition costs                                                         (39,647)       (35,239)        (30,224)
   Dividends paid to stockholders                                              (1,654,055)    (2,056,577)     (1,549,212)
   Repayment of subordinated debt                                                (822,000)      (186,000)       (152,000)
                                                                              -----------    -----------     -----------
           Net cash (used in) provided by financing activities                 (5,514,207)     1,523,042      (5,408,482)
                                                                              -----------    -----------     -----------

INCREASE (DECREASE) IN CASH                                                        40,087       (278,842)        535,592

CASH AT BEGINNING OF PERIOD                                                       690,467        969,309         433,717
                                                                              -----------    -----------     -----------

CASH AT END OF PERIOD                                                         $   730,554    $   690,467     $   969,309
                                                                              ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                                 $ 1,067,672    $ 1,773,121     $ 1,420,261
                                                                              ===========    ===========     ===========
     Income taxes                                                             $   166,302    $   156,689     $   507,619
                                                                              ===========    ===========     ===========
   Noncash financing activity - inventory and equipment
     purchased with notes, contracts and mortgages payable                    $ 3,969,030    $ 5,546,177     $   330,000
                                                                              ===========    ===========     ===========
   Noncash financing activity - inventory transferred to joint venture        $ 2,378,597    $       -       $        -
                                                                              ===========    ===========     ===========
   Noncash financing activity - note payable transferred to joint venture     $ 1,700,000    $       -       $        -
                                                                              ===========    ===========     ===========




See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------
1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation and subsidiaries (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), Four Seasons Realty of Michigan, Inc. (FSMI), Four Seasons Properties of Georgia, LLC (FSG), Four Seasons Properties of Tennessee, LLC (FST) and FSP Development of Texas (FSPT) and Laurentian Development Corporation. FSM, FSW, and FSMI are engaged in the sale of recreational property while FSG, FST, FSPT and Laurentian Development Corporation are engaged in both the development and sale of recreational and residential property.

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

        Interest is capitalized on all projects during the development stage. Interest capitalized into inventory was $570,261 and $482,830 in 2001 and 2000, respectively.

        During each period, the Company provides for identified, unsalable, and slow-moving inventory. As a result of a review of the carrying amount of this inventory, the Company determined that a reduction in the carrying value of structures inventory of $294,480 in 1999, was necessary to reduce this inventory to net realizable value.

        LAND, BUILDING, AND EQUIPMENT - Depreciation of buildings and equipment is computed using the straight-line method on the cost of the assets based on their estimated useful lives, which range from three to thirty years.

        Land, buildings, and equipment consist of the following at December 31:

                                                      2001            2000

        Land                                      $     11,022     $     11,022
        Buildings and improvements                     168,095          122,666
        Equipment                                    1,366,188        1,367,201
                                                  ------------     ------------
                                                     1,545,305        1,500,889

        Less accumulated depreciation                1,113,821        1,075,695
                                                  ------------     ------------
        Land, buildings, and equipment, net       $    431,484     $    425,194
                                                  ============     ============

        LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

        REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment and principal paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During 2001, 2000 and 1999, down payments on sales financed by the Company averaged 14%, 12% and 15% of the sale price, respectively.

        EARNINGS PER COMMON SHARE (EPS) - As the Company has no dilutive items that would require disclosure of diluted EPS, the Company calculates basic EPS as net income or loss divided by the weighted average number of common shares outstanding during the year.

        INVESTMENT IN JOINT VENTURES - The Company owns 33% of two limited liability companies, which were formed to acquire and develop specific plots of land. The Company accounts for these investments using the equity method of accounting. The Company invested $333,000 and $500,000 in the joint ventures in 2001 and 2000, respectively. In 2001, the Company transferred inventory valued at $2.4 million and debt of $1.7 million to one of the joint ventures in return for a receivable, which was repaid during 2001. At December 31, 2001 and 2000, the Company has loans outstanding of $556,889 and $479,977, respectively, to these limited liability companies. Such amounts are reflected as due from joint ventures on the consolidated balance sheets.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgages receivable, lines of credit, notes payable, and contracts and mortgages payable are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments. The fair value of the senior subordinated debt is estimated to be $2,672,000 and $3,494,000 at December 31, 2001 and 2000,
        respectively.

        IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically reviews the carrying amounts of all its long-lived assets and identifiable intangibles based on expected future cash flows from the use of those assets. If impairment indicators are present and the estimated future undiscounted cash flows are less than carrying value of the assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows.

        NEW ACCOUNTING STANDARDS - Statement of Financial Accounting Standard
        (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, became effective for the Company effective January 1, 2001. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company adopted SFAS No. 133 during the first quarter of 2001. Such adoption had no impact on the financial position, results of operations, or cash flows of the Company.

        In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The standard had no impact for the Company in 2001. SFAS 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and test for impairment of goodwill and intangibles with indefinite lives annually, or more frequently if events and circumstances indicate that the carrying amounts may not be recoverable. The adoption of SFAS 142 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

        During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS, which is required to be adopted for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company expects to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

        The FASB also issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which is required to be adopted for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company expects to adopt SFAS No. 144 on January 1, 2002. The Company does not expect SFAS No. 144 to have an impact on its historical financial position, results of operations or cash flows.

2.      CONTRACTS AND MORTGAGES RECEIVABLE

        Contracts and mortgages receivable result from the sale of land or land and structures. Generally, these fixed rate receivables are collected in monthly installments, including interest, over eight to ten years. The Company also has certain mortgage receivables which are amortized over eight to ten years, with a balloon payment at the end of three or four years for the remaining unpaid principal. The weighted average maturity of contracts and mortgages receivable at December 31, 2001 and 2000 was approximately three and four years, respectively, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 11.7% and 11.2%.

        Maturities of contracts and mortgages receivable at December 31, 2001 are as follows:



        Year ending December 31:
        2002                                                                     $    1,139,351
        2003                                                                          1,219,337
        2004                                                                          1,332,136
        2005                                                                          5,421,481
        2006                                                                            722,105
        Thereafter                                                                    2,398,531
                                                                                 --------------
                                                                                     12,232,941
        Less allowance for uncollectable contracts and mortgages receivable             119,161
                                                                                 --------------
                                                                                 $   12,113,780
                                                                                 ==============


3.     TAX INCREMENT FINANCING RECEIVABLES

       Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables, which are generally non-interest bearing, upon the sale of the developed property or upon the completion of the structure by the owner. Estimated amounts receivable under these agreements were $556,909 and $575,864 at December 31, 2001 and 2000, respectively. Estimated maturity of these receivables at December 31, 2001 is as follows:

        Year ending December 31:
        2002                                                       $    129,556
        2003                                                             97,297
        2004                                                             86,665
        2005                                                             87,091
        2006                                                             46,822
        Thereafter                                                      581,123
                                                                   ------------
                                                                      1,028,554
        Less imputed interest at 10%                                    471,645
                                                                   ------------
                Net receivable                                     $    556,909
                                                                   ============

4.      LINES OF CREDIT

        The Company has a credit agreement that provides for total borrowings of up to $17,500,000 at the discretion of the lender. Although the credit agreement extends to April 30, 2003, amounts can be called on demand. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by substantially all of the Company's assets and are guaranteed by the president of the Company. The credit agreement contains certain financial and restrictive covenants, including maintenance of minimum net worth (as defined), and limitation of capital expenditures. The Company was in compliance with all such covenants in the credit agreement at December 31, 2001 and 2000.

        At December 31, 2001 and 2000, the Company had borrowings outstanding of $6,790,999 and $7,361,038 respectively, under the line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $8,500,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 80% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 2001 and 2000, the Company had borrowings of $3,266,101 and $2,710,467, respectively, which are included in real estate notes payable (see Note 5). Borrowings under the line of credit and real estate loan facility bear interest at the lender's "base" rate plus 1.0% (5.75% and 10.5% at December 31, 2001 and 2000, respectively). The "base" rate is equal to the interest rate publicly announced by the lender from time to time as its "base" rate.

        Also, under the credit agreement, the Company has a $250,000 line to support financing of a major project. Borrowings under the project line bear interest at the lender's "base" rate plus 1.5% (6.25% and 11.0% at December 31, 2001 and 2000, respectively). Borrowings under the project line outstanding at December 31, 2001 and 2000 were $172,000 and $0, respectively, and are secured by a mortgage on the project.

        The credit agreement also provides the Company up to $4,000,000 in interim financing at the discretion of the lender. Borrowings under this facility at December 31, 2001 and 2000 were $75,000 and $900,000, respectively. Borrowings bear interest at the lender's "base" rate plus 1.5% (6.25% and 11.0% at December 31, 2001 and 2000, respectively).

        At December 31, 2001, $2,960,000 is available under the Company's mortgage and contracts receivable and interim financing credit facilities and $5,233,899 is available under its real estate loan facility.

5.      NOTES PAYABLE


        Notes payable consisted of the following at December 31:
                                                                                        2001              2000
        Fixed rate notes payable, due through 2005 at
          various rates of interest ranging from 6.50% to 13.50%                    $   2,439,566    $    3,570,235
        Real estate notes payable, due through 2010
          at various rates of interest ranging from 4.42% to
          8.89%                                                                         6,835,080         5,598,764
                                                                                    -------------    --------------
                                                                                    $   9,274,646    $    9,168,999
                                                                                    =============    ==============


        At December 31, 2001, notes payable was secured by certain land held for sale, contracts and mortgages receivable, and equipment. The president of the Company personally guarantees the notes payable.

        Maturity requirements on notes payable at December 31, 2001 are as follows:

        Years ending December 31:
        2002                                                   $    5,034,058
        2003                                                        3,747,959
        2004                                                           61,403
        2005                                                           47,923
        2006                                                           19,170
        Thereafter                                                    364,133
                                                               --------------
                                                               $    9,274,646
                                                               ==============

6.      CONTRACTS AND MORTGAGES PAYABLE

        The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 2001, the agreements provide for interest rates from 0% to 8.0% and maturity dates through 2006. The contracts and mortgages payable are secured by land held for sale and land which has been sold and the related contracts receivable. Due to their short-term nature, imputed interest for relevant contracts with no stated interest rate is not significant.

        Maturity requirements on the contracts and mortgages payable at December 31, 2001 are as follows:

        Years ending December 31:
        2002                                                      $      208,048
        2003                                                              95,779
        2004                                                             103,256
        2005                                                             351,207
        2006                                                             115,953
                                                                  --------------
                                                                  $      874,243
                                                                  ==============

7.     SENIOR SUBORDINATED DEBT

        The Company has $334,000 in senior subordinated notes outstanding which bear interest at 8% to 10% and are unsecured. In addition, the Company has $2,338,000 of senior subordinated debt that bears interest at 11% to 12% and is unsecured. These notes contain certain restrictive covenants (as defined), including such items as maintenance of minimum net worth, limitation of dividend payments, maximum debt to equity ratio, and other financial ratios. The Company was in compliance with these financial covenants at December 31, 2001 and 2000. At December 31, 2001, principal maturities of senior subordinated debt are as follows:

        Years ending December 31:
        2002                                                  $      727,000
        2003                                                         760,000
        2004                                                         595,000
        2005                                                         590,000
                                                              --------------
                                                              $    2,672,000
                                                              ==============

8.      COMMITMENTS AND CONTINGENCIES

        The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under these contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. Put options that typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five-year anniversary of the sale, were also granted for these contracts receivable. At December 31, 2001 and 2000, the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $96,141 and $486,251, respectively. Based on the scheduled amortization of these balances, the Company would be liable for the entire balance in 2002, if the put features are exercised. Should all of the put options be exercised, the Company would expect to use amounts available under its Credit Agreement to repurchase the contracts and mortgages receivable.

        The Company has guaranteed notes payable for two limited liability companies in which it has a 33% ownership interest of $5,024,825 and $1,483,835 at December 31, 2001 and 2000.

9.      OPERATING LEASES

        The Company has entered into non-cancelable leases for office space. Estimated payments under these lease agreements at December 31, 2001 are approximately as follows:

        Years ending December 31:
        2002                                                   $      177,743
        2003                                                          151,881
        2004                                                          128,335
        2005                                                           74,693
        2006                                                           68,387
        Thereafter                                                     17,199
                                                               --------------
                                                               $      618,238
                                                               ==============

        Total rental expense for all operating leases was approximately $310,000, $260,000 and $230,000 for the years ended December 31, 2001,
        2000 and 1999, respectively.

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

        The Company's deferred tax liability at December 31, 2001 and 2000 of $51,041 and $217,343, respectively, consists entirely of "built-in-gains" on installment sales.

11.     EMPLOYEE 401(k) PLAN

        The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $109,000, $96,000 and $80,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.     TRANSACTIONS WITH OFFICERS AND EMPLOYEES

        Included in contracts and mortgages receivable at December 31, 2001 and 2000 are contracts receivable from employees of the Company in the amount of $177,200 and $69,158, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company had sales to officers and employees of approximately $138,000, $52,000 and $272,000, respectively.

13.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial information for the years ended December 31, 2000 and 2001 is presented below.


                                                  1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
        2001
        Revenue                                  $   6,633,504    $    8,540,544    $   9,400,419    $   12,675,651
        Costs and expenses                           6,008,643         7,535,355        8,295,255        12,052,961
                                                 -------------    --------------    -------------    --------------
        Net income                                     624,861         1,005,189        1,105,164           622,690
        Net income per share                     $        1.29    $         2.08    $        2.28    $         1.29

        2000

        Revenue                                  $   5,516,735    $    6,727,358    $   8,775,570    $    9,301,555
        Costs and expenses                           4,902,830         5,863,042        7,288,443         8,527,833
                                                 -------------    --------------    -------------    --------------
        Net income                                     613,905           864,316        1,487,127           773,722
        Net income per share                     $        1.27    $         1.79    $        3.07    $         1.60


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             No changes in or disagreements with accountants have occurred during the two-year period ended December 31, 2001.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

             EXECUTIVE OFFICERS AND DIRECTORS

             The Company's executive officers and directors and their ages and positions with the Company are as follows:

                   Name                     Age              Positions with Company

             Philip C. Taylor               50         President, Chairman of the Board,
                                                          Secretary and Treasurer
             Joel D. Kaul                   42         Vice President and Chief Operating
                                                          Officer
             W. John Driscoll               73         Director
             John H. Hooley                 50         Director
             Charles J. McElroy             47         Director
             William R. Sieben              49         Director


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

             W. JOHN DRISCOLL has been a director of the Company since 1986. Mr. Driscoll is a director of Rock Island Company, a private investment firm where he served as Chairman of the Board from May 1993 to June 1994 and as President prior to May 1993. Mr. Driscoll also serves as a member of the board of directors of Comshare, Inc.; John Nuveen & Co.; Xcel Energy; The St. Paul Companies, Inc. and Weyerhaeuser Company.

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

ITEM 11.     EXECUTIVE COMPENSATION

             The following table sets forth the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2001 and 2000 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 2001 exceeded $100,000:

             SUMMARY COMPENSATION TABLE

                                                                            Annual Compensation
                                                       -------------------------------------------------------------
                  Name and                                                                            Other Annual
             Principal Position                          Year         Salary         Bonus(1)         Compensation
             Philip C. Taylor, President                 2001        $150,000        $280,395            $4,500(2)
                                                         2000         150,000         272,000             4,500

             Joel D. Kaul, Vice President                2001         100,000         346,775                -
                                                         2000         100,000         240,219                -


             ----------------
             (1) The amount of Mr. Taylor's bonus is approved by the Board of
                 Directors and is related to the Company's profitability.

             (2) Annual fee paid to Mr. Taylor for serving as a member of the
                 Company's Board of Directors.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table sets forth as of December 31, 2001, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

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

             ----------------
             (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.

             (2) Based on 484,129 shares of common stock outstanding at December
                 31, 2001.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

             (a) List of documents filed as part of this report:

                 1.  FINANCIAL STATEMENTS

                     Consolidated Balance Sheets as of December 31, 2001
                     and 2000

                     Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

                     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

                     Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

                     Notes to Consolidated Financial Statements



                 2.  FINANCIAL STATEMENT SCHEDULE

                     Schedule II - Valuation and Qualifying Accounts

                                                        BEGINNING      CHARGED TO                         ENDING
                            DESCRIPTION                  BALANCE          COSTS         DEDUCTIONS        BALANCE
                      2001
                      ----
                      Allowance for doubtful
                         accounts                     $   116,083      $    16,031     $    12,953      $   119,161

                      2000
                      ----
                      Allowance for doubtful
                         accounts                          96,709           23,573           4,199          116,083

                      1999
                      ----
                      Allowance for doubtful
                         accounts                         104,209           43,869          51,369           96,709



                      All other schedules have been omitted because they are not applicable.

                 3.  EXHIBITS.

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

                     4.1 Form of Debenture (included as Article Two of Indenture filed as Exhibit 4.2) *

                     4.2 Forms of Indenture by and between the Company and American Bank National Association, as Trustee *

                    10.3 Redevelopment Agreement between the City of Hillsboro, Illinois and the Company dated April 26, 1994 *

                    10.5 Contract for Private Development between The Joint East Range Economic Development Authority and Laurentian Development Authority *

                    10.6 Second Contract for Private Development between The Joint East Range Economic Development Authority and Laurentian Corporate Authority *

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

                   10.10 Agreement between the City of Coleraine, Minnesota and the Company dated September 26, 1994 *

                   21     Subsidiaries of the Company

              ---------------
              * Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

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

Dated:   March 26, 2002                 By     /S/ Philip C. Taylor
      ---------------------                   ---------------------
                                        Philip C. Taylor
                                        President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                           TITLE                                        DATE
---------                                           -----                                        ----


/S/ Philip C. Taylor                                Chairman of the Board, President,            March 26, 2002
--------------------------------------------        Secretary and Treasurer (Chief       --------------------------
Philip C. Taylor                                    Executive Officer)




/S/ W. John Driscoll                                Director                                     March 26, 2002
--------------------------------------------                                             --------------------------
W. John Driscoll



/S/ John H. Hooley                                  Director                                     March 26, 2002
--------------------------------------------                                             --------------------------
John H. Hooley



/S/ Charles J. McElroy                              Director                                     March 26, 2002
--------------------------------------------                                             --------------------------
Charles J. McElroy



/S/ William R. Sieben                               Director                                     March 26, 2002
--------------------------------------------                                             --------------------------
William R. Sieben



/S/ Michael D. Warmka
--------------------------------------------
Michael D. Warmka                                   Assistant Vice President                     March 26, 2002
                                                    and Controller (Principal            --------------------------
                                                    Accounting Officer)

