Form 10-Q
period 2002-03-31
TAYLOR INVESTMENT CORP /MN/
filed 2002-05-15
CIK 934373

=======================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     -----------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2002             Commission File Number 33-87024C
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


                                 Not applicable
     -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

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

       Common Stock, $.01 Par Value - 484,129 shares as of March 31, 2002
       ------------------------------------------------------------------


     =======================================================================


                                     1 of 12

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX


          PART I. FINANCIAL INFORMATION                                 Page No.
                                                                        --------

Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          March 31, 2002 (unaudited) and December 31, 2001.....................3

          Condensed Consolidated Statements of Income
          Three months ended March 31, 2002 and 2001 (unaudited)...............4

          Condensed Consolidated Statements of Cash Flows
          Three months ended March 31, 2002 and 2001 (unaudited)...............5

          Notes to Condensed Consolidated Financial Statements (unaudited).....6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition........................7

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk...................................................10

          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...................................................11

Item 2.   Changes in Securities...............................................11

Item 3.   Defaults Upon Senior Securities.....................................11

Item 4.   Submission of Matters To a Vote of Security Holders.................11

Item 5.   Other Information...................................................11

Item 6.   Exhibits and Reports on Form 8-K....................................11

          Signatures..........................................................12


                                     2 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                  (Unaudited)
                                                                                 March 31, 2002    December 31, 2001
ASSETS

INVENTORY - Principally land held for sale                                       $   18,213,250       $   19,462,763

CONTRACTS AND MORTGAGES RECEIVABLE                                                   11,987,454           12,113,780

INVESTMENT IN JOINT VENTURES                                                            483,320              529,048

OTHER ASSETS:
   Cash (Including restricted cash of $271,624 and $27,607, respecitively)              900,267              730,554
   Tax increment financing receivable                                                   524,142              556,909
   Receivable from joint ventures                                                       668,289              556,889
   Other receivables                                                                    186,615              203,245
   Prepaid expenses and earnest money deposits                                          518,201              325,530
   Funds held by trustee                                                                 89,000               44,500
   Land, buildings, and equipment, less accumulated
      depreciation of $1,100,392 and $1,075,695, respectively                           530,405              431,484
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $470,119 and $411,230, respectively                               165,986              189,521
                                                                                 --------------       --------------
                    Total other assets                                                3,582,905            3,038,632
                                                                                 --------------       --------------
                                                                                 $   34,266,929       $   35,144,223
                                                                                 ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                                  $    8,775,943       $    7,037,999

NOTES PAYABLE                                                                         7,897,430            9,274,646

CONTRACTS AND MORTGAGES PAYABLE                                                         754,329              874,243

SENIOR SUBORDINATED DEBT                                                              2,072,000            2,672,000

OTHER LIABILITIES:
   Accounts payable                                                                   1,853,708            3,195,037
   Accrued liabilities                                                                  705,542            1,081,978
   Advance from shareholder                                                             300,000                   --
   Deposits on land sales and purchase agreements                                       271,624               27,607
                                                                                 --------------       --------------
                    Total other liabilities                                           3,130,874            4,304,622

DEFERRED INCOME TAXES                                                                    47,041               51,041

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      484,129 shares issued and outstanding                                               4,841                4,841
   Additional paid-in capital                                                           740,136              740,136
   Retained earnings                                                                 10,844,335           10,184,695
                                                                                 --------------       --------------
                    Total stockholders' equity                                       11,589,312           10,929,672
                                                                                 --------------       --------------
                                                                                 $   34,266,929       $   35,144,223
                                                                                 ==============       ==============

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                          2002               2001
REVENUES:
   Sales                                            $    8,979,702     $    6,181,396
   Interest income on contracts receivable                 208,345            261,663
   Equity in (losses) earnings of joint ventures           (45,728)           (36,674)
   Other revenue                                            28,280            227,119
                                                    --------------     --------------
          Total revenue                                  9,170,599          6,633,504

COSTS AND EXPENSES:
   Cost of sales                                         5,611,914          3,356,640
   Selling, general, and administrative                  2,632,685          2,308,966
   Interest                                                216,226            343,037
                                                    --------------     --------------
          Total costs and expenses                       8,460,825          6,008,643


NET INCOME                                          $      709,774     $      624,861
                                                    ==============     ==============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                      $         1.47     $         1.29
                                                    ==============     ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       484,129            484,129
                                                    ==============     ==============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 12

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                         2002             2001
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $    709,774     $    624,861
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                       64,497           77,728
       Loss (gain) on disposal of assets                                                   (1,000)          16,678
       Deferred income taxes                                                               (4,000)         (15,140)
       Equity in losses (earnings) of joint ventures                                       45,728           36,674
       Contracts and mortgages receivables funded                                      (3,101,147)      (1,936,252)
       Payments on contracts and mortgages receivable                                   3,227,473        2,755,135
       Changes in assets and liabilities
           Inventory - land held for sale                                               1,265,513       (1,191,490)
           Other receivables                                                               49,397          (19,471)
           Prepaid expenses                                                              (192,671)        (117,339)
           Accounts payable                                                            (1,341,329)         152,190
           Accrued liabilities                                                           (376,436)        (646,343)
           Deposits on land sales on purchase agreements                                  244,017           21,200
                                                                                     ------------     ------------
                              Net cash provided by (used in) operating activities         589,816         (241,569)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                         (143,721)         (98,944)
       Proceeds from sale of land, buildings and equipment                                  1,000               --
       Investment in joint ventures                                                            --         (333,000)
       Proceeds from distributions of joint ventures                                           --            4,500
       Advances to joint ventures                                                        (111,400)        (133,996)
       Decrease (increase) in funds held by trustee                                       (44,500)         (43,000)
                                                                                     ------------     ------------
                              Net cash used in investing activities                      (298,621)        (604,440)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net (payments) borrowings on lines of credit                                     1,737,944         (317,233)
       Repayment of notes, contracts, and mortgage payables                            (5,212,757)      (3,295,873)
       Proceeds from notes, contracts, and mortgage payables                            3,715,627        4,386,155
       Loan acquisition costs                                                             (12,162)          (5,207)
       Proceeds from shareholder advance                                                  300,000               --
       Distributions to shareholders                                                      (50,134)              --
       Repayment of subordinated debt                                                    (600,000)        (595,000)
                                                                                     ------------     ------------
                              Net cash (used in) provided by financing activities        (121,482)         172,842
                                                                                     ------------     ------------

INCREASE (DECREASE) IN CASH                                                               169,713         (673,167)

CASH AT BEGINNING OF PERIOD                                                               730,554          690,467
                                                                                     ------------     ------------

CASH AT END OF PERIOD                                                                $    900,267     $     17,300
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                                   $    445,577     $    423,279
                                                                                     ============     ============
          Income taxes                                                               $      4,000     $     15,140
                                                                                     ============     ============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable                      $         --     $         --
                                                                                     ============     ============
       Noncash financing activity - inventory transferred to joint venture           $         --     $  2,378,597
                                                                                     ============     ============
       Noncash financing activity - note payable transferred to joint venture        $         --     $  1,700,000
                                                                                     ============     ============

See notes to condensed consolidated financial statements.


                                     5 of 12

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet for December 31, 2001 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of income for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by the management of Taylor Investment Corporation without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of Taylor Investment Corporation at March 31, 2002 and the results of operations and cash flows for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Therefore, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's 2001 Form 10-K.

     The results of operations for the interim periods are not necessarily indicative of results, which will be realized for the full year.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     During 2001, the FASB issued SFAS No. 144 ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this standard was not material to the Company's historical consolidated financial position, results of operation or cash flows.

3.   SUBSEQUENT EVENTS

     In May 2002, the Company entered into an agreement with another party to form a limited liability company, which will develop, market and sell property on Sauk Lake in central Minnesota. The Company has committed to an initial cash contribution of $200,000 in return for a 67% interest and will guarantee approximately $2 million of debt of the limited liability company.

     In May 2002, the Company's primary credit agreement was increased from $17,500,00 to $21,000,000 and its maturity was extended to April 30, 2004.


                                     6 of 12

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS:

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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in the 2001 Annual Report on Form 10-K. The accounting policies used in preparing the interim 2002 condensed consolidated financial statements are the same as those described in the annual report.

In preparing the financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases requires assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, certain policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. The most critical accounting policies include those related to:

     * accounting for contingencies, under which the Company accrues an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated;
     *    measuring long-lived assets, for impairment;
     * accounting for tax increment financing receivables because of the importance of management judgment in making the estimates necessary to assess collectibility;
     *    the collectibility of contracts and mortgages receivable; and
     * the valuation of inventories, including adjustments to reduce inventory to the lower of cost or market.


                                     7 of 12

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001.

Sales of $8,979,702 for the quarter ended March 31, 2002 increased by $2,798,306, or 45%, from the same period in 2001. The increase is primarily attributable to the increase in prime inventory available in the Southeast and certain Midwest offices combined with strong consumer demand in those markets. Additionally, sales expanded in the Company's newer markets in the first quarter of 2002 as a result of these markets becoming more established and the growth in available inventory.

Gross profit was $3,367,788, or 37.5% of sales, for the quarter ended March 31, 2002 compared to $2,824,756, or 45.7% of sales for the same period in 2001. The decrease in gross profit margin, as a percentage of sales, in 2002 is due to the Company selling lots at reduced sales prices, which reflects a slightly softer real estate market in Wisconsin as well as the Company's focus on the sale of aged inventory, primarily in the Midwest.

The Company's selling, general and administrative expenses consist primarily of sales commissions, advertising expenses, office operating expenses and administrative overhead. Selling, general and administrative expenses of $2,632,685 were 29.3% of sales for the quarter ended March 31, 2002 compared to $2,308,966, or 37.4%, for the same period in 2001. The decrease in these expenses, as a percent of sales, is attributable, in part, to significant increases in sales in the first quarter of 2002 as well as cost reductions, primarily office operating expenses in the Company's newer markets.

Despite a small increase in the average balance of contracts and mortgages receivable, interest income for the quarter ended March 31, 2002, decreased 20.4% from the same period in 2001. The decrease is due to lower average interest rates on mortgages offered to customers to reflect the lower interest rate environment in the last year.

For the quarters ended March 31, 2002 and 2001, the Company had equity in losses of joint ventures of $45,728 and $36,674, respectively. The losses reflect the Company's one-third share of net losses incurred by two limited liability companies established in the first quarters of 2001 and 2000 to acquire and develop specific parcels of land. Neither of these companies had operations prior to March 31, 2000.

Other revenue of $28,280 for the first quarter of 2002 decreased from $227,119 for the same period in 2001 primarily as a result of a project fee collected for development services performed on behalf of one of the Company's joint ventures in the first quarter of 2001.

Interest expense for the quarter ended March 31, 2002 was $216,226, compared to $343,037 for the same period in 2001. Significantly lower interest rates, lower outstanding debt, and higher levels of interest capitalization due to the growth in inventory under development contributed to the 37% decrease.


                                     8 of 12

LIQUIDITY AND CAPITAL RESOURCES

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

The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended March 31, 2002 and 2001.

                                     Three months ended    Three months ended
                                       March 31, 2002        March 31, 2001
                                       --------------        --------------
Net cash provided by (used in):
     Operating activities               $    589,816          $   (241,569)
     Investing activities                   (298,621)             (604,440)
     Financing activities                   (121,482)              172,842
                                        ------------          ------------
Net increase (decrease) in cash         $    169,713          $   (673,167)
                                        ============          ============

OPERATING ACTIVITIES:

Operating activities provided $589,816 in the first quarter of 2002, compared with the use of $241,569 for the same period in 2001, which reflects a year-over-year improvement of approximately $800,000. The increase is primarily the result of a $1.2 million decrease in inventory at the end of the first quarter of 2002 compared with the end of fiscal 2001. In the first quarter of 2001, inventory decreased approximately $1.2 million from the end of fiscal 2000; however, approximately $2.4 million represented a non-cash transfer of inventory to a joint venture, resulting in the use of approximately $1.2 million in cash for the acquisition of inventory. This increase in operating cash was partially offset by a reduction in cash provided from contracts and mortgages receivable in the first quarter of 2002 relative to the decline in the first quarter of 2001. Decreases in contracts and mortgages receivable provided approximately $125,000 of cash in the first quarter of 2002 from the end of fiscal 2001 compared to approximately $820,000 provided during the same period in 2001; primarily resulting from higher levels of customer financing due to more attractive interest rate financing programs offered by the Company. The increase was further offset by a $1.3 million decrease in accounts payable in the first quarter of 2002 due primarily to the higher accounts payable balances at the end of 2001 related to the timing of inventory development and shareholder distributions.

INVESTING ACTIVITIES:

Cash used in investing activities decreased approximately $300,000 in the first quarter of 2002 compared to the same period in 2001. The decrease was primarily related to a contribution of $333,000 to a joint venture in return for a 33% ownership interest in the first quarter of 2001.


                                     9 of 12

FINANCING ACTIVITIES:

At March 31, 2002 and December 31, 2001, the Company had total outstanding debt of approximately $19.8 million and $19.9 million, respectively. Sources of financing as of March 31, 2002 and December 31, 2001 are as follows:

                              SOURCES OF FINANCING

                                        March 31, 2002   December 31, 2001
                                        --------------   -----------------
Lines of credit                           $  8,775,943        $  7,037,999
Notes payable(1)                             8,197,430           9,274,646
Contracts and mortgages  payable               754,329             874,243
Senior subordinated debt                     2,072,000           2,672,000
                                          ------------        ------------
                                          $ 19,799,702        $ 19,858,888
                                          ============        ============

Notes payable decreased approximately $1.1 million due primarily to the repayment of loans associated with the sale of inventory of $5.2 million offset by new notes originated for the acquisition and development of inventory. The decrease was partially offset by a $300,000 advance from a shareholder made during the first quarter of 2001, which was subsequently repaid plus interest accrued in April 2002. Lines of credit increased approximately $1.7 million in part due to the funding of shareholder distributions made at the end of 2001 and a $600,000 subordinated debt payment made during the first quarter of 2002.

At March 31, 2002 and December 31, 2001 the Company had approximately $3.1 million and $3.0 million available under the Company's mortgage and contracts and interim financing credit facilities for operating needs and approximately $5.3 million and $5.2 million available under its real estate loan facility. Additionally, in May 2002, the Company's Credit Agreement was increased from $17,500,00 to $21,000,000 and its maturity was extended to April 30, 2004.

The Company believes that cash generated from operations, inventory management and the above financing sources available will provide adequate short-term and long-term liquidity.


ITEM 3. QUANTITIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the quarter ended March 31, 2002. For additional information, refer to Item 7A of the Company's 2001 Annual Report on Form 10-K.




--------
(1)Notes payable include the real estate line of credit in the amounts of $3,129,867 and $3,266,101 as of March 31, 2002 and December 31, 2001,
respectively.


                                    10 of 12

                           PART II. OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS

          In the ordinary course of business, the Company from time to time becomes subject to claims or proceedings related to the purchase, subdivision, sale and/or financing of real estate. Additionally, from time to time, the Company becomes involved in disputes with existing or former employees. The Company believes that the above matters are incidental to its business.

ITEM  2.  CHANGES IN SECURITIES

          Not applicable

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

ITEM  5.  OTHER INFORMATION

          Not applicable

ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

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



                                 Taylor Investment Corporation
                                ---------------------------------------
                                 (Registrant)


Dated: May 13, 2002              /S/ Philip C. Taylor
                                ---------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: May 13, 2002              /S/ Michael D. Warmka
                                ---------------------------------------
                                 Michael D. Warmka
                                 Assistant Vice President and Controller
                                 (principal accounting officer)


                                    12 of 12