Form 10-Q
period 2002-06-30
TAYLOR INVESTMENT CORP /MN/
filed 2002-08-14
CIK 934373

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002              Commission File Number 33-87024C
----------------------------------              --------------------------------

                          TAYLOR INVESTMENT CORPORATION
             (Exact name of registrant as specified in its charter)


         Minnesota                                      41-1373372
-----------------------------------      --------------------------------------
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

        Common Stock, $.01 Par Value - 485,588 shares as of June 30, 2002
        -----------------------------------------------------------------

--------------------------------------------------------------------------------


                                     1 of 16

                          TAYLOR INVESTMENT CORPORATION

                                      INDEX

          PART I. FINANCIAL INFORMATION                                          Page No.
                                                                                 --------
Item 1.   Financial Statements:

          Condensed Consolidated Balance Sheets
          June 30, 2002 (unaudited) and December 31, 2001..............................3

          Condensed Consolidated Statements of Income
          Three and six months ended June 30, 2002 and 2001 (unaudited)................4

          Condensed Consolidated Statements of Cash Flows
          Six months ended June 30, 2002 and 2001 (unaudited)..........................5

          Notes to Condensed Consolidated Financial Statements (unaudited).............6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition................................7

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk...........................................................11

          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................12

Item 2.   Changes in Securities.......................................................12

Item 3.   Defaults Upon Senior Securities.............................................12

Item 4.   Submission of Matters To a Vote of Security Holders.........................12

Item 5.   Other Information...........................................................12

Item 6.   Exhibits and Reports on Form 8-K............................................12

          Signatures..................................................................13

          Exhibit 12.1-Computation of ratios - Ratio of earnings to fixed charges.....14

          Exhibit 99.1-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...........15

          Exhibit 99.2-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002...........16


                                     2 of 16

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                                JUNE 30, 2002      DECEMBER 31, 2001
                                                                              -----------------    -----------------
ASSETS

INVENTORY - Principally land held for sale                                    $      23,321,751    $      19,462,763

CONTRACTS AND MORTGAGES RECEIVABLE                                                    9,413,053           12,113,780

INVESTMENT IN JOINT VENTURES                                                            654,601              529,048

OTHER ASSETS:
   Cash (Including restricted cash of $43,755  and $27,607, respectively)               128,535              730,554
   Tax increment financing receivable                                                   524,142              556,909
   Receivable from joint ventures                                                       827,171              556,889
   Other receivables                                                                    148,807              203,245
   Prepaid expenses and earnest money deposits                                          435,150              325,530
   Funds held by trustee                                                                 42,500               44,500
   Land, buildings, and equipment, less accumulated
      depreciation of $1,202,093 and $1,113,821, respectively                           503,057              431,484
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $526,253 and $487,969, respectively                               239,754              189,521
                                                                              -----------------    -----------------
                    Total other assets                                                2,849,116            3,038,632
                                                                              -----------------    -----------------
                                                                              $      36,238,521    $      35,144,223
                                                                              =================    =================


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                               $       7,188,454    $       7,037,999

NOTES PAYABLE                                                                        10,993,034            9,274,646

CONTRACTS AND MORTGAGES PAYABLE                                                         754,329              874,243

SENIOR SUBORDINATED DEBT                                                              1,983,000            2,672,000

OTHER LIABILITIES:
   Accounts payable                                                                   2,439,430            3,195,037
   Accrued liabilities                                                                  688,052            1,081,978
   Deposits on land sales and purchase agreements                                        68,748               27,607
                                                                              -----------------    -----------------
                    Total other liabilities                                           3,196,230            4,304,622

DEFERRED INCOME TAXES                                                                    42,541               51,041

MINORITY INTEREST                                                                        96,781                    0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      485,588 and 484,129 shares issued and outstanding, respectively                     4,856                4,841
   Additional paid-in capital                                                           781,280              740,136
   Retained earnings                                                                 11,198,016           10,184,695
                                                                              -----------------    -----------------
                    Total stockholders' equity                                       11,984,152           10,929,672
                                                                              -----------------    -----------------
                                                                              $      36,238,521    $      35,144,223
                                                                              =================    =================

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 16

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------------------------------------------------

                                                           THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                JUNE 30,                             JUNE 30,
                                                         2002              2001               2002               2001
REVENUES:
   Sales                                            $    7,216,985    $    8,412,010     $   16,196,687     $   14,593,406
   Interest income on contracts receivable                 235,863           203,058            432,289            457,672
   Equity in earnings (losses) of joint ventures             4,281          (113,742)           (41,447)          (150,416)
   Other revenue                                            47,926            39,218             88,125            273,386
                                                    --------------    --------------     --------------     --------------
          Total revenue                                  7,505,055         8,540,544         16,675,654         15,174,048

COSTS AND EXPENSES:
   Cost of sales                                         4,522,231         4,513,226         10,134,145          7,869,866
   Selling, general, and administrative                  2,407,087         2,678,183          5,039,772          4,987,149
   Interest                                                163,119           343,946            379,345            686,983
                                                    --------------    --------------     --------------     --------------
          Total costs and expenses                       7,092,437         7,535,355         15,553,262         13,543,998


NET INCOME                                          $      412,618    $    1,005,189     $    1,122,392     $    1,630,050
                                                    ==============    ==============     ==============     ==============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                      $         0.85    $         2.08     $         2.32     $         3.37
                                                    ==============    ==============     ==============     ==============

AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                       485,091           484,129            484,613            484,129
                                                    ==============    ==============     ==============     ==============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 16

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

------------------------------------------------------------------------------------------------------------------

                                                                                         2002             2001
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $  1,122,392     $  1,630,050
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                      126,556          153,706
       Loss on disposal of assets                                                              --           23,504
       Deferred income taxes                                                               (8,500)        (130,488)
       Equity in losses of joint ventures                                                  41,447          150,416
       Contracts and mortgages receivables funded                                      (4,272,971)      (3,124,260)
       Payments on contracts and mortgages receivable                                   6,973,698        4,776,467
      Minority interest in loss of subsidiary                                              (3,219)              --
       Changes in assets and liabilities
           Inventory - land held for sale                                              (3,842,988)      (3,536,248)
           Other receivables                                                               87,205           (1,855)
           Prepaid expenses and earnest money deposits                                   (109,620)        (289,764)
           Accounts payable                                                              (755,607)        (374,332)
           Accrued liabilities                                                           (393,926)        (495,157)
           Deposits on land sales on purchase agreements                                   41,141           12,272
                                                                                     ------------     ------------
                              Net cash used in by operating activities                   (994,392)      (1,205,689)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                         (160,843)        (144,455)
       Proceeds from sale of equipment                                                      1,000            9,000
       Investment in joint ventures                                                      (167,000)        (333,000)
       Proceeds from distributions of joint ventures                                           --            8,250
       Advances to joint ventures                                                        (270,282)       1,030,703
       Decrease in funds held by trustee                                                    2,000          591,000
                                                                                     ------------     ------------
                              Net cash (used in) provided by investing activities        (595,125)       1,161,498

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) on lines of credit                                       150,455       (1,702,792)
       Repayment of notes, contracts, and mortgage payables                            (7,055,844)      (7,360,784)
       Proceeds from notes, contracts, and mortgage payables                            8,654,318        9,495,417
       Loan and debt acquisition costs                                                   (104,519)          (5,207)
       Proceeds from sale of stock                                                         41,159               --
       Distributions to shareholders                                                     (109,071)         (20,000)
       Repayment of subordinated debt                                                    (689,000)        (728,000)
       Contribution from minority interest investor in subsidiary                         100,000               --
                                                                                     ------------     ------------
                              Net cash provided by (used in) financing activities         987,498         (321,366)
                                                                                     ------------     ------------

DECREASE IN CASH                                                                         (602,019)        (365,557)

CASH AT BEGINNING OF PERIOD                                                               730,554          690,467
                                                                                     ------------     ------------

CASH AT END OF PERIOD                                                                $    128,535     $    324,910
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                                   $    445,577     $    936,650
                                                                                     ============     ============
          Income taxes                                                               $      8,500     $    130,488
                                                                                     ============     ============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable                      $         --     $  1,318,500
                                                                                     ============     ============
       Noncash financing activity - inventory transferred to joint venture           $         --     $  2,658,693
                                                                                     ============     ============
       Noncash financing activity - note payable transferred to joint venture        $         --     $  1,700,000
                                                                                     ============     ============

See notes to condensed consolidated financial statements (unaudited).


                                    5 of 16

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet for December 31, 2001 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by the management of Taylor Investment Corporation (the Company) without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of the Company at June 30, 2002 and the results of operations and cash flows for all periods presented.

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

2.   INVESTMENTS IN JOINT VENTURES

     In May 2002, the Company formed a joint venture to acquire, develop, and sell a specific parcel of land in Northern Minnesota. The Company made an initial investment of $200,000, and has also guaranteed the note payable of this joint venture in the amount of $1.03 million as of June 30, 2002. The Company has a 67% interest in and consolidates all operations of the joint venture. Accordingly, the proportionate year-to-date loss of $3,219 has been allocated to the other partner of the joint venture as a minority interest and is included in other revenue. All intercompany accounts and transactions have been eliminated in consolidation.


                                     6 of 16

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


                                     7 of 16

RESULTS OF OPERATIONS

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001.

Sales of $7,216,985 for the quarter ended June 30, 2002 decreased by $1,195,025, or 14.2%, from the same period in 2001. This decrease is primarily the result of relatively low available inventory levels in the Midwest offices. Additionally, sales decreased in the Company's newer markets in the second quarter of 2002, as a result of lower than normal consumer demand in the more residential markets. Entering the third quarter of 2002, the Company had over $5 million of pending sales primarily due to the timing of when the inventory was placed on the market in late June.

Gross profit was $2,694,754, or 37.3% of sales, for the quarter ended June 30, 2002 compared to $3,898,784, or 46.3% of sales for the same period in 2001. The decrease in gross profit margin, as a percentage of sales, in 2002 is a result of a slightly softer real estate market in Wisconsin as well as the Company's focus on the sale of aged inventory, primarily in the Midwest.

The Company's selling, general and administrative expenses consist primarily of sales commissions, advertising expenses, office operating expenses and administrative overhead. Selling, general and administrative expenses of $2,407,087 were 33.4% of sales for the quarter ended June 30, 2002 compared to $2,678,183, or 31.8%, for the same period in 2001. The decrease in these expenses is attributable to cost reduction efforts on office expenses in the Company's newer markets.

Due to a higher average balance of contracts and mortgages receivable, interest income increased 16.2% from the same period in 2001.

For the quarter ended June 30, 2002, the Company had equity in earnings of joint ventures of $4,281, compared to equity in losses of joint ventures of $113,742 for the same period in 2001. The gains or losses reflect the Company's one-third share of net losses incurred by two limited liability companies established in the first quarters of 2001 and 2000 to acquire and develop specific parcels of land. The change is related to the improved performance of two of the Company's joint ventures in the quarter ended June 30, 2002 compared to the same period in 2001.

Other revenue for the quarter ended June 30, 2002 remained relatively consistent from the same period in 2001. Included in other revenue is interest income on the average outstanding balance of receivables from joint ventures, which are subject to a monthly interest charge of prime plus 2%.

Interest expense for the quarter ended June 30, 2002 was $163,119, compared to $343,946 for the same period in 2001. Significantly lower interest rates and higher levels of interest capitalization due to the growth in inventory under development contributed to the 52.6% decrease.


                                     8 of 16

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001.

Sales for the six months ended June 30, 2002 were $16,196,687, an increase of $1,603,281, or 11.0% over the same period in 2001. Sales increased due to the increase in inventory available in the Southeast and certain Midwest offices combined with strong consumer demand in those markets. Increased sales were also attributable to continued growth in the Company's new offices.

Gross profit for the first six months of 2002 was $6,062,542 or 37.4%, compared to $6,723,540 or 46.1% for the same period in 2001. The decrease in gross profit, as a percentage of sales, is primarily due to the Company's focus on the sale of aged inventory by selling lots at reduced prices and a softening economy in certain markets.

For the first six months of 2002, selling, general and administrative expenses were $5,039,772, or 31.1% of sales, compared to $4,987,149, or 34.2% of sales in 2001. The decrease in these expenses, as a percentage of sales, is primarily attributable to cost reduction efforts on office expenses in the Company's newer markets.

Despite a small increase in the average balance of contracts and mortgages receivable, interest income of $432,289 for the first six months of 2002 decreased $25,383, or 5.6%, from the same period in 2001. This decrease is due to the company offering special, low-interest financing programs to reflect the current interest rate environment in the last year.

For the six months ended June 30, 2002 and 2001, the Company had equity in losses of joint ventures of $41,447 and $150,416, respectively. The losses reflect the Company's one-third share of net losses incurred by two limited liability companies established in the first quarters of 2001 and 2000 to acquire and develop specific parcels of land. The change is related to the improved performance of two of the Company's joint ventures in the six months ended June 30, 2002 compared to the same period in 2001.

Other revenue of $88,125 for the first six months of 2002 decreased significantly, compared to $273,386 for the same period in 2001. This decrease was the result of a project fee collected from one of the Company's joint ventures in the first quarter of 2001.

Interest expense for the first six months of 2002 was $379,345, compared to $686,983 for the same period in 2001. Significantly lower interest rates and higher levels of interest capitalization due to the growth in inventory under development contributed to the 44.8% decrease.


                                     9 of 16

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

The following table sets forth the Company's net cash flows for operations, investing and financing activities for the three months ended June 30, 2002 and 2001.

                                            Six months ended    Six months ended
                                              June 30, 2002      June 30, 2001
                                              -------------      -------------
Net cash provided by (used in):
     Operating activities                   $     (994,392)     $   (1,205,689)
     Investing activities                         (595,125)          1,161,498
     Financing activities                          987,498            (321,366)
                                            ----------------------------------
 Net increase (decrease) in cash            $     (602,019)     $     (365,557)
                                            ==================================

OPERATING ACTIVITIES:

Operating activities used $894,392 in the first half of 2002, compared with the use of $1,205,689 for the same period in 2001, which reflects a year-over-year improvement of approximately $310,000. This improvement in the net decrease is primarily the result of decreases in contracts and mortgages receivable, which provided approximately $2.7 million of cash in the first half of 2002 from the end of fiscal 2001 compared to approximately $1.6 million provided during the same period in 2001. This change in contracts and mortgages receivable was due primarily to customer mortgage satisfactions of approximately $7 million compared to only $4.3 million in new receivables in the first half of 2002. The increase was offset by a $756,000 decrease in accounts payable in the first quarter of 2002 due primarily to the higher accounts payable balances at the end of 2001 related to the timing of inventory development and shareholder distributions and an increase in inventory of $3.8 million.

INVESTING ACTIVITIES:

Cash from investing activities decreased approximately $1.7 million in the first half of 2002 compared to the same period in 2001. The decrease was primarily related to total advances of $270,000 to joint ventures in 2002, whereas in 2001, there was a $1.0 million repayment of debts owed to the Company from one joint venture. In addition, there was a $591,000 decrease in funds held by trustee, which represents cash paid to the Company's trustee, for the purpose of paying scheduled maturities on senior subordinated debt.


                                    10 of 16

FINANCING ACTIVITIES:

At June 30, 2002 and December 31, 2001, the Company had total outstanding debt of approximately $20.9 million and $19.9 million, respectively. Sources of financing as of June 30, 2002 and December 31, 2001 are as follows:

                              SOURCES OF FINANCING

                                             June 30, 2002   December 31, 2001
                                             -------------   -----------------
Lines of credit                             $    7,188,454      $    7,037,999
Notes payable(1)                                10,993,034           9,274,646
Contracts and mortgages payable                    754,329             874,243
Senior subordinated debt                         1,983,000           2,672,000
                                            ----------------------------------
                                            $   20,918,817      $   19,858,888
                                            ==================================

Notes payable increased approximately $1.7 million due primarily to new notes associated with the acquisition and development of inventory. In addition, a $600,000 subordinated debt payment was made during the first quarter of 2002.

At June 30, 2002 and December 31, 2001 the Company had approximately $3.4 million and $3.0 million available under the Company's mortgage and contracts and interim financing credit facilities for operating needs and approximately $7.7 million and $5.2 million available under its real estate loan facility. Additionally, in May 2002, the Company's Credit Agreement was increased from $17,500,00 to $21,000,000 and its maturity was extended to April 30, 2004.

The Company believes that cash generated from operations, inventory management and the above financing sources available will provide adequate short-term and long-term liquidity.


ITEM 3. QUANTITIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the quarter ended June 30, 2002. For additional information, refer to Item 7A of the Company's 2001 Annual Report on Form 10-K.


                                    11 of 16


-----------------------
(1)Notes payable include the real estate line of credit in the amounts of $4,644,954 and $3,266,101 as of June 30, 2002 and December 31, 2001,
respectively.

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

         Not applicable

ITEM  5. OTHER INFORMATION

         Not applicable

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits.
            12.1 Computation of Ratios - Ratio of earnings to fixed charges.
            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.
            No reports on Form 8-K were filed during the quarter covered by this report.


                                    12 of 16

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 Taylor Investment Corporation
                               ---------------------------------------------
                                 (Registrant)


Dated: August 14, 2002           /s/ Philip C. Taylor
                               ---------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: August 14, 2002           /s/ Paul T. Essler
                               ---------------------------------------------
                                 Paul T. Essler
                                 Vice President of Finance
                                 (principal accounting and finance officer)


                                    13 of 16