Form 10-Q
period 2002-09-30
TAYLOR INVESTMENT CORP /MN/
filed 2002-11-14
CIK 934373

================================================================================

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

For the period ended September 30, 2002         Commission File Number 33-87024C
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

      Common Stock, $.01 Par Value - 485,588 shares as of November 11, 2002
      ---------------------------------------------------------------------

================================================================================


                                     1 of 18

                          TAYLOR INVESTMENT CORPORATION
                                      INDEX

         PART I. FINANCIAL INFORMATION                                  Page No.
                                                                        --------
Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets
         September 30, 2002 (unaudited) and December 31, 2001...............3

         Condensed Consolidated Statements of Income
         Three and nine months ended September 30, 2002 and 2001
         (unaudited)........................................................4

         Condensed Consolidated Statements of Cash Flows
         Nine months ended September 30, 2002 and 2001 (unaudited)..........5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)........................................................6

Item 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition......................7

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk.................................................11

Item 4.  Controls and Procedures...........................................11


         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................12

Item 2.  Changes in Securities.............................................12

Item 3.  Defaults Upon Senior Securities...................................12

Item 4.  Submission of Matters To a Vote of Security Holders...............12

Item 5.  Other Information.................................................12

Item 6.  Exhibits and Reports on Form 8-K..................................12

         Signatures........................................................13

         Certifications....................................................14

         Exhibit 12.1-Computation of ratios - Ratios of earnings
         to fixed charges..................................................16

         Exhibit 99.1-Certification pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002........................................17

         Exhibit 99.2-Certification pursuant to 18 U.S.C. Section
         1350 as adopted pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002........................................18


                                     2 of 18

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                                                                (Unaudited)
                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                    2002             2001
ASSETS

INVENTORY - Principally land held for sale                                      $24,227,884      $19,462,763

CONTRACTS AND MORTGAGES RECEIVABLE                                                9,252,452       12,113,780

INVESTMENT IN JOINT VENTURES                                                        612,090          529,048

OTHER ASSETS:
   Cash (including restricted cash of $42,556  and $27,607, respecitively)           98,593          730,554
   Tax increment financing receivable                                               487,571          556,909
   Receivable from joint ventures                                                   541,498          556,889
   Other receivables                                                                205,382          203,245
   Prepaid expenses and earnest money deposits                                      496,984          325,530
   Funds held by trustee                                                             85,000           44,500
   Land, buildings, and equipment, less accumulated
      depreciation of $1,245,060 and $1,113,821, respectively                       474,045          431,484
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $544,287 and $487,969, respectively                           258,305          189,521
                                                                                -----------      -----------
                    Total other assets                                            2,647,378        3,038,632
                                                                                -----------      -----------
                                                                                $36,739,804      $35,144,223
                                                                                ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                                 $ 7,815,822      $ 7,037,999

NOTES PAYABLE                                                                    11,088,291        9,274,646

CONTRACTS AND MORTGAGES PAYABLE                                                     627,967          874,243

SENIOR SUBORDINATED DEBT                                                          1,983,000        2,672,000

OTHER LIABILITIES:
   Accounts payable                                                                 589,520        3,195,037
   Accrued liabilities                                                            1,289,615        1,081,978
   Deposits on land sales and purchase agreements                                    42,556           27,607
                                                                                -----------      -----------
                    Total other liabilities                                       1,921,691        4,304,622

DEFERRED INCOME TAXES                                                                42,541           51,041

MINORITY INTEREST                                                                   198,787                0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized;
      485,588 and 484,129 shares issued and outstanding, respectively                 4,856            4,841
   Additional paid-in capital                                                       781,280          740,136
   Retained earnings                                                             12,275,569       10,184,695
                                                                                -----------      -----------
                    Total stockholders' equity                                   13,061,705       10,929,672
                                                                                -----------      -----------
                                                                                $36,739,804      $35,144,223
                                                                                ===========      ===========

See notes to condensed consolidated financial statements (unaudited).


                                    3 of 18

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                           2002               2001              2002               2001
REVENUES:
   Sales                                              $  9,831,325       $  9,106,809      $ 26,028,012       $ 23,700,215
   Interest income on contracts receivable                 215,199            253,855           647,488            727,965
   Equity in (losses) earnings of joint ventures           (42,511)               577           (83,958)          (149,839)
   Other revenue                                           368,911             39,178           453,817            296,126
                                                      ------------       ------------      ------------       ------------
          Total revenue                                 10,372,924          9,400,419        27,045,359         24,574,467

COSTS AND EXPENSES:
   Cost of sales                                         5,081,747          5,137,845        15,215,892         13,007,711
   Selling, general, and administrative                  3,115,145          2,886,977         8,154,917          7,874,126
   Interest                                                188,088            270,433           567,433            957,416
                                                      ------------       ------------      ------------       ------------
          Total costs and expenses                       8,384,980          8,295,255        23,938,242         21,839,253
                                                      ------------       ------------      ------------       ------------

INCOME BEFORE MINORITY INTEREST                          1,987,944          1,105,164         3,107,117          2,735,214

   Minority interest in earnings of subsidiary            (102,006)                --           (98,787)                --
                                                      ------------       ------------      ------------       ------------

NET INCOME                                            $  1,885,938       $  1,105,164      $  3,008,330       $  2,735,214
                                                      ============       ============      ============       ============

NET INCOME PER COMMON SHARE
   OUTSTANDING                                        $       3.88       $       2.28      $       6.20       $       5.65
                                                      ============       ============      ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                       485,588            484,129           484,941            484,129
                                                      ============       ============      ============       ============

See notes to condensed consolidated financial statements (unaudited).


                                    4 of 18

TAYLOR INVESTMENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
================================================================================

                                                                                          2002             2001
                                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $  3,008,330     $  2,735,214
     Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                                      174,258          222,015
       Loss on disposal of assets                                                              --           28,732
       Deferred income taxes                                                               (8,500)        (127,533)
       Equity in losses of joint ventures                                                  83,958          149,839
       Contracts and mortgages receivable funded                                       (6,447,822)      (4,939,762)
       Payments on contracts and mortgages receivable                                   9,309,150        6,602,249
       Minority interest in earnings of subsidiary                                         98,787               --
       Changes in assets and liabilities
           Inventory - land held for sale                                              (4,080,321)      (2,938,851)
           Other receivables                                                               67,201          138,332
           Prepaid expenses and earnest money deposits                                   (171,454)        (275,969)
           Accounts payable                                                            (2,605,517)         464,445
           Accrued liabilities                                                            207,637         (253,698)
           Deposits on land sales on purchase agreements                                   14,949           50,593
                                                                                     ------------     ------------
                              Net cash (used in) provided by operating activities        (349,344)       1,855,606

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of land, buildings and equipment                                         (173,800)        (175,311)
       Proceeds from sale of equipment                                                      1,000            9,000
       Investment in joint ventures                                                      (167,000)        (333,000)
       Proceeds from distributions of joint ventures                                           --            8,250
       Advances to joint ventures                                                          15,391          415,092
       (Increase) decrease in funds held by trustee                                       (40,500)         544,000
                                                                                     ------------     ------------
                              Net cash (used in) provided by investing activities        (364,909)         468,031

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net borrowings (payments) on lines of credit                                       777,823       (1,841,551)
       Repayment of notes, contracts, and mortgage payables                           (10,618,459)     (10,083,078)
       Proceeds from notes, contracts, and mortgage payables                           11,501,028       10,282,199
       Loan and debt acquisition costs                                                   (112,803)         (16,478)
       Proceeds from sale of stock                                                         41,159               --
       Distributions to shareholders                                                     (917,456)         (72,972)
       Repayment of subordinated debt                                                    (689,000)        (728,000)
       Contribution from minority interest investor in subsidiary                         100,000               --
                                                                                     ------------     ------------
                              Net cash provided by (used in) financing activities          82,292       (2,459,880)
                                                                                     ------------     ------------

DECREASE IN CASH                                                                         (631,961)        (136,243)

CASH AT BEGINNING OF PERIOD                                                               730,554          690,467
                                                                                     ------------     ------------

CASH AT END OF PERIOD                                                                $     98,593     $    554,224
                                                                                     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

       Cash paid during the period for:
          Interest                                                                   $    539,954     $  1,254,890
                                                                                     ============     ============
          Income taxes                                                               $      8,500     $    127,533
                                                                                     ============     ============
       Noncash financing activity - inventory and equipment
          purchased with notes, contracts and mortgages payable                      $    684,800     $  3,946,873
                                                                                     ============     ============
                                                                                                      ============
       Noncash financing activity - inventory transferred to joint venture           $         --     $  2,658,693
                                                                                     ============     ============
       Noncash financing activity - note payable transferred to joint venture        $         --     $  1,700,000
                                                                                     ============     ============

See notes to condensed consolidated financial statements (unaudited).


                                    5 of 18

TAYLOR INVESTMENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet for December 31, 2001 was derived from the audited consolidated balance sheet as of that date. The condensed consolidated balance sheet as of September 30, 2002 and the condensed consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by the management of Taylor Investment Corporation (the Company) without audit. In the opinion of management, these condensed consolidated financial statements reflect all adjustments (consisting of normal, recurring adjustments) necessary to present fairly the financial position of the Company at September 30, 2002 and the results of operations and cash flows for all periods presented.

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


2.   INVESTMENTS IN JOINT VENTURES

     In May 2002, the Company formed a joint venture to acquire, develop, and sell a specific parcel of land in Northern Minnesota. The Company made an initial investment of $200,000, and has also guaranteed the note payable of this joint venture in the amount of $524,000 as of September 30, 2002. The Company has a 67% interest in and consolidates all operations of the joint venture. Accordingly, the proportionate year-to-date income of $98,787 has been allocated to the other partner of the joint venture as a minority interest. All intercompany accounts and transactions have been eliminated in consolidation.



                                    6 of 18

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


                                    7 of 18

RESULTS OF OPERATIONS


COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001.

Sales of $9,831,325 for the quarter ended September 30, 2002 increased by $724,516, or 8.0%, from the same period in 2001. This increase is primarily the result of higher available inventory levels in the Midwest offices. Additionally, sales increased in the Company's newer markets in the third quarter of 2002, primarily due to higher consumer demand in these areas.

Gross profit was $4,749,578, or 48.3% of sales, for the quarter ended September 30, 2002 compared to $3,968,964, or 43.6% of sales for the same period in 2001. The increase in gross profit margin over 2001, as a percentage of sales, is a result of a improving the underwriting procedures of acquisitions in Wisconsin as well as fewer sales of aged inventory.

Due to a lower average balance of contracts and mortgages receivable, interest income decreased 15.2% from the same period in 2001. This decrease in interest income is due to the company offering lower interest financing programs to compete with the lower interest rates being offered in the market.

For the quarter ended September 30, 2002, the Company had equity in losses of joint ventures of $42,511, compared to equity in earnings of joint ventures of $577 for the same period in 2001. The gains or losses reflect the Company's one-third share of net losses incurred by two limited liability companies established in the first quarters of 2001 and 2000 to acquire and develop specific parcels of land. The change is related to a decline in margins in both of the Company's joint ventures in the quarter ended September 30, 2002 compared to the same period in 2001. This was caused by the softening economic environment in the two markets in which they operate.

Other revenue for the quarter ended September 30, 2002 was $368,911, compared to $39,178 for the same period in 2001. Included in other revenue is interest income on the average outstanding balance of receivables from joint ventures, which are subject to a monthly interest charge of prime plus 2%. The significant increase over 2001 is due primarily to $272,000 of commissions collected on sales of property owned by an unaffiliated company.

The Company's selling, general and administrative expenses consist primarily of sales commissions, advertising expenses, office operating expenses and administrative overhead. Selling, general and administrative expenses of $3,115,145 were 31.7% of sales for the quarter ended September 30, 2002 compared to $2,886,977, or 31.7%, for the same period in 2001. The increase in these expenses is attributable to the increase in sales, as well as a slight increase in advertising expenses to generate these sales.

Interest expense for the quarter ended September 30, 2002 was $188,088, compared to $270,433 for the same period in 2001. Significantly lower interest rates and higher levels of interest capitalization due to the growth in inventory under development contributed to the 30.4% decrease.



                                    8 of 18

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001.

Sales for the nine months ended September 30, 2002 were $26,028,012, an increase of $2,327,797, or 9.8% over the same period in 2001. Sales increased due to the increase in inventory available in the Southeast and certain Midwest offices combined with strong consumer demand in those markets.

Gross profit for the first nine months of 2002 was $10,812,120 or 41.5%, compared to $10,692,504 or 45.1% for the same period in 2001. The decrease in gross profit, as a percentage of sales, is primarily due to the Company's focus on the sale of aged inventory by selling lots at reduced prices and a softening economy in certain markets during the first nine months of 2002.

Due to a decrease in the average balance of contracts and mortgages receivable, interest income of $647,488 for the first nine months of 2002 decreased $80,477, or 11.1%, from the same period in 2001. This decrease in interest income is due to the company offering lower interest financing programs to compete with the lower interest rates being offered in the market.

For the nine months ended September 30, 2002 and 2001, the Company had equity in losses of joint ventures of $83,958 and $149,839, respectively. The losses reflect the Company's one-third share of net losses incurred by two limited liability companies established in the first quarters of 2001 and 2000 to acquire and develop specific parcels of land. The change is related to the increased level of sales and lower operating costs in two of the Company's joint ventures in the nine months ended September 30, 2002 compared to the same period in 2001.

Other revenue was $453,817 for the first nine months of 2002 compared to $296,126 for the same period in 2001. This 53.3% increase was primarily the result of $272,000 of commissions collected on sales of property owned by an unaffiliated company, partially offset by a project fee collected from one of the Company's joint ventures in the first quarter of 2001.

For the first nine months of 2002, selling, general and administrative expenses were $8,154,917, or 31.3% of sales, compared to $7,874,126, or 33.2% of sales in 2001. The decrease in these expenses as a percent of sales is primarily attributable to cost reduction efforts on office expenses in the Company's newer markets.

Interest expense for the first nine months of 2002 was $567,433, compared to $957,416 for the same period in 2001. Significantly lower interest rates and higher levels of interest capitalization due to the growth in inventory under development contributed to the 40.7% decrease.



                                    9 of 18

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

The following table sets forth the Company's net cash flows for operations, investing and financing activities for the nine months ended September 30, 2002 and 2001.

                                     Nine months ended        Nine months ended
                                    September 30, 2002        September 30, 2001
                                    ------------------        ------------------
Net cash (used in) provided by:
     Operating activities              $   (349,344)            $  1,855,606
     Investing activities                  (364,909)                 468,031
     Financing activities                    82,292               (2,459,880)
                                    --------------------------------------------
 Net decrease in cash                  $   (631,961)            $   (136,243)
                                    ============================================


OPERATING ACTIVITIES:

Operating activities used $349,344 in the first nine months of 2002, compared with cash provided by operations of $1,855,606 for the same period in 2001, which reflects a year-over-year change of approximately $2.2 million. This variance is largely due to the $1.6 million of a 2001 declared shareholder distribution being paid in 2002. In addition, net cash paid for purchases of inventory was approximately $4.1 million for the nine months ended September 30, 2002 as compared to $2.9 million for the same period in 2001 which resulted in a net increase of approximately $1.1 million. Due to the timing of when development costs were paid, the net decrease in A/P, net of the shareholder distribution, decreased by $1.5 million in the nine months ended September 30, 2002 as compared to the same period in 2001.

Offsetting these three variances was approximately $273,000 increase in net income for the nine months ended September 30, 2002 over the same period in 2001. In addition, the net increase in payoffs on contracts and mortgages receivable contributed $1.2 million more than in the previous comparable period in 2001. This was due to the lower interest rates available in the market resulting in a large amount of payoffs on these contracts during the first nine months of 2002 over 2001. Finally, there was an approximately $461,000 year-over-year change in the fluctuation of accrued liabilities.


INVESTING ACTIVITIES:

Cash from investing activities decreased approximately $833,000 in the first nine months of 2002 compared to the same period in 2001. The decrease was primarily related to an increase in funds held by trustee of $41,000 in 2002, whereas in 2001, there was a $544,000 decrease in funds held by trustee. Funds held by trustee represent cash paid to the Company's trustee for the purpose of paying scheduled maturities on senior subordinated debt. In addition, there were net repayments of $15,000 from joint ventures in 2002 compared to $415,000 during the same period in 2001.


                                    10 of 18

FINANCING ACTIVITIES:

At September 30, 2002 and December 31, 2001, the Company had total outstanding debt of approximately $21.5 million and $19.9 million, respectively. Sources of financing as of September 30, 2002 and December 31, 2001 are as follows:

                              SOURCES OF FINANCING

                                     September 30, 2002        December 31, 2001
                                     ------------------        -----------------
Lines of credit                            $  7,815,822             $  7,037,999
Notes payable(1)                             11,088,291                9,274,646
Contracts and mortgages payable                 627,967                  874,243
Senior subordinated debt                      1,983,000                2,672,000
                                     -------------------------------------------
                                           $ 21,515,080             $ 19,858,888
                                     ===========================================

Notes payable increased approximately $1.8 million due primarily to new notes associated with the acquisition and development of inventory. In addition, a $600,000 subordinated debt payment was made during the first quarter of 2002.

At September 30, 2002 and December 31, 2001 the Company had approximately $2.9 million and $3.0 million available under the Company's mortgage and contracts and interim financing credit facilities for operating needs and approximately $6.4 million available under its real estate loan facilities. Additionally, in May 2002, the Company's Credit Agreement was increased from $17,500,000 to $21,000,000 and its maturity was extended to April 30, 2004.

The Company believes that cash generated from operations, inventory management and the above financing sources available will provide adequate short-term and long-term liquidity.


ITEM 3. QUANTITIVATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk during the quarter ended September 30, 2002. For additional information, refer to Item 7A of the Company's 2001 Annual Report on Form 10-K.


ITEM 4. CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and the Company's Controller have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


                                    11 of 18

----------------------------------
(1) Notes payable include the real estate line of credit in the amounts of $5,538,330 and $3,266,101 as of September 30, 2002 and December 31, 2001,
    respectively.

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


                                    12 of 18

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



                                 Taylor Investment Corporation
                               -------------------------------------------------
                                 (Registrant)


Dated: November 11, 2002         /S/ Philip C. Taylor
                               -------------------------------------------------
                                 Philip C. Taylor
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)


Dated: November 11, 2002         /S/ Steven C. VanHandel
                               -------------------------------------------------
                                 Steven C. VanHandel
                                 Controller
                                 (principal accounting and finance officer)




                                    13 of 18

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip C. Taylor, Chief Executive Officer of Taylor Investment Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Taylor Investment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Philip C. Taylor

Philip C. Taylor
Chief Executive Officer
November 11, 2002


                                    14 of 18

                           CERTIFICATION OF CONTROLLER
                 SECURITIES EXCHANGE ACT RULES 13a-14 AND 15d-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven C. VanHandel, Controller of Taylor Investment Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Taylor Investment Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Steven C. VanHandel

Steven C. VanHandel
Controller
November 11, 2002


                                    15 of 18