Form 10-K
period 2002-12-31
TAYLOR INVESTMENT CORP /MN/
filed 2003-03-28
CIK 934373

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is an accelerated filer. Yes ___ No _X_

State the aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2002:
$1,224,637.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.01 Par Value - 486,317 shares as of February 28, 2003
      ---------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of certain exhibits hereto are incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

                                TABLE OF CONTENTS

                                     PART I
ITEM 1.   BUSINESS.............................................................1

          General..............................................................1

          Principal Business...................................................1

          Competition..........................................................2

          Regulation...........................................................3

          Employees............................................................3

ITEM 2.   PROPERTIES...........................................................3

ITEM 3.   LEGAL PROCEEDINGS....................................................4

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................4

                                    PART II
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............4

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.................................5

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS............................................5

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........13

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................15

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE............................................28

                                   PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................28

ITEM 11.  EXECUTIVE COMPENSATION..............................................29

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..........................................................30

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................30

ITEM 14.  CONTROLS AND PROCEDURES.............................................31

                                    PART IV
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....31

SIGNATURES....................................................................33

                                     PART I

ITEM 1.  BUSINESS

         GENERAL

         Taylor Investment Corporation (Taylor or the Company) was incorporated in 1979 by its president, Philip C. Taylor, who then had 11 years of experience in the development and sale of rural recreational properties. The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land within a reasonable driving distance of major metropolitan areas, primarily in Minnesota, Wisconsin, Georgia, Texas and Tennessee. The Company subdivides these tracts into lots and markets them through its Four Seasons sales offices for use as primary residences, vacation retreats, retirement residences, and investment. The size of lots sold by the Company typically ranges from 1.5 to 2 acres each, but on occasion may be as large as 40 acres. Historically, the Company has not participated on a regular basis in the construction of homes on the lots which it sells, but has contracted for the construction of homes on an isolated basis. The Company believes it is the largest developer of waterfront properties for the construction of primary and secondary homes in Minnesota and Wisconsin and is not aware of any other major developer in those states.

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

         The Company believes it must position itself to take advantage of the current and expected future demand for rural properties for primary and secondary homes. The Company's strategy is to expand the organization by continuing to explore its current markets as well as exploring new markets outside its current locations.

         PRINCIPAL BUSINESS

         Taylor's operations are organized into four primary departments:
         Acquisitions, Development, Sales and Marketing, and Finance and Accounting.

         ACQUISITIONS - Taylor's Acquisition Department reviews plat maps for the areas served by its sales offices and identifies undeveloped tracts of land for purchase, development, and sale. The Acquisitions Department then obtains additional information regarding the property and any nearby amenities from such sources as topographical maps and reports from government agencies. Other due diligence activities conducted to determine the suitability of the property for purchase by the Company may include studies of local maps and development ordinances, reviews of zoning regulations, soil testing, water testing, trees and foliage typing, a study of local road access, and a consideration of potential lot layout. The Acquisitions Department also estimates the costs of development. If the results of these studies and estimates are favorable, an offer is made for the property in accordance with established pricing guidelines developed by the Company based on its past experience. Negotiations then typically commence and, if successful, a purchase agreement is entered into. The Company's obligations under a purchase agreement are generally conditioned upon Taylor obtaining the necessary subdivision approval from the local governmental authority. Negotiations typically take 90 days or less, but may take as long as a year before a purchase can be concluded.

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

         SALES AND MARKETING - Taylor's strategy is to purchase and develop high-quality properties and then market the lots to residents of metropolitan areas. Most properties developed by the Company are within reasonable driving distances of major metropolitan areas. The Company's lots are targeted toward buyers who desire property with many attractive features on which to build primary and secondary homes for use as primary residences, vacation retreats, retirement residences, or investments. The primary purchasers of the Company's vacation properties are individuals ranging from 30 to 60 years old. The Company's strategy for remaining competitive in this market involves building on its reputation of offering quality properties; using its own regional sales offices and personnel; offering "on-the-spot" financing for qualified purchasers; and offering properties with many appealing features, such as trails, water access, creeks, attractive views and shorelines.

         The Company's sales and marketing activities are conducted principally through its Four Seasons subsidiaries in Minnesota, Wisconsin, Georgia, Texas and Tennessee. A principal element of the Company's strategy and success to date has been the establishment and use of regional sales offices in general proximity to the developed properties. The Company's eight existing regional sales offices are located near Brainerd, Minnesota; Spooner, Minocqua, and Stevens Point, Wisconsin; Watersmeet, Michigan; Jasper, Georgia; Austin, Texas; and Knoxville, Tennessee. The Company advertises in major metropolitan newspapers and other publications and on television and radio and participates in home and garden, outdoors, and sports shows to attract potential customers. Sales personnel are compensated based on sales performance but are not permitted to use "hard" sales techniques or enticements to prospective purchasers (such as free products) to visit property sites. To consummate sales, the Company relies heavily upon the quality of its properties combined with the availability of "on-the-spot" financing for qualified buyers.

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

         REGULATION

         The Company's sales personnel, consisting primarily of those based in its sales offices, must be registered as real estate brokers and maintain such registration with the Minnesota Department of Commerce, the Wisconsin Department of Registration and Licensing, the Michigan Department of Consumer and Industry Services, and the Tennessee Real Estate Commission. Michigan requires registration of subdivisions containing more than 25 lots. Minnesota requires registration of subdivisions containing more than ten lots. The Minnesota Department of Commerce granted a waiver of the registration and instead requires notification of the sale of any subdivision containing more than ten lots, which will be offered to Minnesota residents. No registration is required in Wisconsin, Georgia, Texas or Tennessee. In addition, the development of properties requires compliance with state and local zoning laws and regulations and local laws and ordinances regarding such matters as the size of lots, the construction of roads, and the amount of setback required from roads and bodies of water.

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

         EMPLOYEES

         As of December 31, 2002, the Company has 85 full-time and 11 part-time employees. None of the Company's employees are represented by a labor union or are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and believes employee relations are good.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the year ended December 31, 2002.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's authorized capital stock consists of 10,000,000 shares of common stock, $.01 par value, of which 486,317 shares were outstanding and held of record by 22 stockholders as of December 31, 2002. There is currently no public trading market for the Company's capital stock, and the Company does not expect such a market to develop in the foreseeable future. Holders of common stock have no preemptive or other rights to acquire stock or other securities of Taylor. Cumulative voting for directors is not permitted. Holders of common stock are entitled to one vote per share on matters submitted to a vote of stockholders. All shares of common stock presently outstanding are fully paid and non-assessable. The Company's Credit Agreement contains a covenant requiring the Company to obtain written approval for the declaration and payment of cash distributions. Distributions declared and paid in the future, if any, are subject to the discretion of the Board of Directors and will depend on the Company's earnings, financial condition, capital requirements, debt covenant limitations and other relevant factors. In addition, the Board of Directors is authorized to issue additional shares of common stock and to issue options and warrants for the purchase of such shares, the aggregate of which may not exceed the number of shares authorized by the Company's Articles of Incorporation.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements, related notes, and other financial information appearing elsewhere in this Annual Report.

                                                                         As of or for the Year Ended December 31,
                                                               -----------------------------------------------------------
                                                                 2002         2001         2000         1999        1998
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
         STATEMENT OF OPERATIONS DATA:
         Revenues:
            Sales                                              $ 38,635     $ 35,994     $ 28,838     $ 23,519    $ 19,934
            Interest income on contracts receivable               1,057        1,051        1,058          988       1,086
            Equity in (losses) earnings from joint ventures         (98)        (172)        (121)          58          35
            Other revenue                                           826          377          546          409         318
                                                               --------     --------     --------     --------    --------
         Total revenue                                           40,420       37,250       30,321       24,974      21,373

         Costs and expenses:
            Cost of sales                                        22,594       21,001       15,874       12,453      11,672
            Reduction of inventory to net realizable value          294          138
            Selling, general and administrative                  11,862       11,750        9,338        7,955       5,959
            Interest                                                784        1,141        1,370        1,213       1,482
                                                               --------     --------     --------     --------    --------
         Total costs and expenses                                35,240       33,892       26,582       21,915      19,251

         Minority interest                                         (116)          --           --           --          --

         Net income(1)                                            5,064        3,358        3,739        3,059       1,273
         Net income per common share outstanding               $  10.44     $   6.94     $   7.72     $   6.32    $   2.63
         Dividends paid per common share outstanding           $   5.34     $   3.42     $   4.25     $   3.20    $   0.62

         BALANCE SHEET DATA:

         Inventory                                             $ 24,506     $ 19,463     $ 18,463     $  9,939    $ 11,469
         Contracts and mortgages receivable                      11,768       12,114       10,453        8,695       9,365
         Total assets                                            40,627       35,144       32,883       21,505      23,294
         Total debt                                              22,633       19,859       21,410       12,249      15,748
         Stockholders' equity                                    13,460       10,930        9,226        7,543       6,033
         Book value per common share                           $  27.68     $  22.58     $  19.06     $  15.58    $  12.46

         (1) In January 1999, the Company obtained status as a Subchapter S-Corporation under the Internal Revenue Code. Accordingly, taxable income from operations in all fiscal years beginning after 1998 is allocated to the individual shareholders with no income tax expense recorded in the financial statements. Net income in 1998 is after tax expense of $849.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this document.

         OVERVIEW

         LAND AND STRUCTURE SALES - The Company's principal business is the purchase, development and sale of previously undeveloped tracts of land. The Company identifies, acquires and develops raw land inventory through its Acquisition and Development departments. Financing for the acquisition and development of real estate is provided primarily by a network of financial institutions located in proximity to the Company's properties as well as by an asset-based credit facility (the Credit

         Agreement). On average, 80% of the purchase price of the acquired property is financed with loans from financial institutions, which are secured by mortgages on the acquired property. In addition, property sellers may also agree to provide financing for up to 70% of the purchase price.

         The Company records its inventory, which consists primarily of land held for sale, at the purchase price plus amounts expended for the acquisition, development and improvement of the land. Structure inventory consists of structures that existed on a property at the time of acquisition. The Company currently attempts to maintain its inventory at a level that, at any time, will meet its sales goals for the next twelve months. Inventory balances were $24.5 million and $19.5 million as of December 31, 2002 and 2001, respectively.

         Revenues from the sale of developed lots and structures are recognized upon closing of the sale of the property and receipt of at least 10% of the purchase price.

         OTHER REVENUES - Other revenues consist primarily of commissions collected on sales of property owned by an unaffiliated company. Also included in other revenues is interest income from the Company's financing operation. The Company records the finance receivables as contracts and mortgages receivable. Generally, mortgage loans on lots are originated for terms of up to ten years while loans on structures are offered for a maximum term of five years. The Company's underwriting parameters require a minimum down payment of 10%. Interest rates currently range from 6.0% to 14.5% depending principally on the amount of the down payment and program under which the loans were originated. Company-financed sales were 29% and 31% of sales for the years ended December 31, 2002 and 2001, respectively. The Company is able to maintain a consistent percentage of financed sales because it offers competitive finance programs with zero or low initial interest rates to customers. The weighted average interest rate on outstanding contracts and mortgages receivable was approximately 10.5% and 11.7% as of December 31, 2002 and 2001, respectively.

         Other revenues also include closing fee income the Company collects for sales and equity in the income or loss of joint ventures.

         CRITICAL ACCOUNTING POLICIES

         In preparing the financial statements, the Company follows accounting principles generally accepted in the United States of America, which in many cases require assumptions, estimates and judgments that affect the amounts reported. Many of these policies are relatively straightforward. There are, however, a few policies that are critical because they are important in determining the financial condition and results of operations and they can be difficult to apply. The most critical accounting policies applied in the preparation of the Company's financial statements relate to:

         o measuring assets, including inventory held for sale, for impairment; and

         o accounting for tax increment financing receivables because of the importance of management's judgment in making the estimates necessary to apply these policies.

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

         Accounting for tax increment financing receivables involves estimating property values and tax rates well into the future, as well as estimating the length of time the property will remain vacant. To accomplish this, assumptions are made regarding real estate market inflation, tax rates and collectibility of taxes.

         See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K for a further discussion of certain specific accounting policies.

         COMPARISON OF THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

         The Company reported a 7.3% increase in sales for the year ended December 31, 2002 to $38.6 million, including sales of structure of $0.3 million, or 0.8% of sales. For the same period in 2001, sales were $36.0 million, including $0.7 million in sales of structures, or 2.0% of sales. The increase in sales is attributable to a strong real estate market in certain areas of the country, higher available inventory levels in the Midwest, high consumer demand in the Company's newer markets, and the Company's ability to retain knowledgeable sales staff and successfully apply its marketing programs in those markets expanded to by the Company in recent years.

         The Company reported a 24.8% increase in sales for the year ended December 31, 2001 to $36.0 million, including sales of structures of $0.7 million, or 2.0% of sales. For the same period in 2000, sales were $28.8 million, including $0.6 million in sales of structures, or 2.1% of sales. The increase in sales is attributable to a strong real estate market in certain areas of the country, higher available inventory levels in the Midwest, and the Company's ability to retain knowledgeable sales staff and successfully apply its marketing programs in those markets expanded to by the Company in recent years.

         The following table sets forth the sales, cost of sales and gross profit information for the years ended December 31:

               2002         Land                        Structures                    Total
         Sales            $38,335,614         100.0%   $   299,616         100.0%  $ 38,635,230         100.0%
         Cost of sales     22,380,600          58.4        213,799          71.4     22,594,399          58.5
                          -----------    ----------    -----------    ----------    -----------    ----------
         Gross profit     $15,955,014          41.6%   $    85,817          28.6%   $16,040,831          41.5%

               2001         Land                        Structures                    Total
         Sales            $35,268,589         100.0%   $       725         100.0%   $35,993,667         100.0%
         Cost of sales     20,354,927          57.7        645,807          89.1     21,000,734          58.3
                          -----------    ----------    -----------    ----------    -----------    ----------
         Gross profit     $14,913,662          42.3%   $    79,271          10.9%   $14,992,933          41.7%

               2000         Land                        Structures                    Total
         Sales            $28,245,169         100.0%   $   592,830         100.0%   $28,837,999         100.0%
         Cost of sales     15,365,177          54.4        508,598          85.8     15,873,775          55.0
                          -----------    ----------    -----------    ----------    -----------    ----------
         Gross profit     $12,879,992          45.6%   $    84,232          14.2%   $12,964,224          45.0%

         For 2002, gross profit was $16.0 million or 41.5% of sales, compared to $15.0 million or 41.7% of sales for the same period in 2001. The decrease in gross profit, as a percentage of sales, is a result of a slightly softer real estate market in Wisconsin as well as the Company's focus on the sale of aged inventory, primarily in the Midwest.

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

         Other revenues increased $448,000, or 119%, to $826,000 in 2002 from $378,000 the same period in 2001. The increase was primarily due to $679,000 of commissions collected on sales of property owned by an unaffiliated company, partially offset by a $250,000 fee collected in 2001 for development services performed on behalf of a joint venture, as well as a 35% reduction in sale closing fees charged to customers.

         Other revenue was $378,000 in 2001, a decrease of $168,000 from the same period in 2000. The decrease was primarily due to $80,000 in nonrecurring marketing fees received related to land sales brokered by the Company during 2000. Additionally, in 2000, the Company revised its estimates of anticipated future tax collections under its tax increment financing receivable contracts with tax districts based on property value changes and changes in property tax assessments. These changes in estimate resulted in an increase in the value of such receivables and a corresponding increase in other revenue in 2000.

         Equity in losses from joint ventures decreased $74,000 in 2002 to $98,000, resulting from one of the land development joint ventures formed by the Company turning profitable in 2002. Equity in losses from joint ventures was $172,000 in 2001 as compared to $121,000 in 2000.

         Interest income in 2002 remained consistent with 2001, which was the result of a higher average balance of contracts and mortgages receivable during 2002 offset by slightly lower average interest rates on contracts during the same period. Interest income in 2001 remained consistent with 2000 due to the same set of circumstances.

         Selling, general and administrative expenses for 2002 were $11.9 million or 30.7% of sales, compared to $11.7 million or 32.6% of sales for the same period in 2001. The decrease in selling, general and administrative expense, as a percent of sales, is attributable to sales and management's continued efforts to control expenses.

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

         Interest expense in 2002 decreased $358,000, or 31%, to $784,000 from $1,142,000 in the same period in 2001. The decrease is the result of a significant reduction in interest rates on the Company's variable rate borrowings throughout 2002, which include its lines of credit and substantially all real estate notes payable. The decrease was partially offset by higher average borrowings during 2002 as a result of a growth in inventory. Interest expense of $1,142,000 in 2001 decreased by 17% from $1,370,000 in 2000, also due to a reduction in interest rates throughout 2001, partially offset by higher average borrowings during 2001.

         The Company entered into a new joint venture during 2002 in which the Company is a 67% shareholder. All financial information of this joint venture is consolidated in the Company's financial statements. The minority interest on the consolidated balance sheet and consolidated statement of income represents the minority shareholder's portion of the joint venture financial information.

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

         The following table sets forth the Company's net cash flows for operating, investing and financing activities for the years ended December 31:

                                                  2002            2001            2000
         Net cash provided by (used in):
           Operating activities               $ 1,419,034     $ 4,815,558     $  (107,860)
           Investing activities                (1,080,864)        646,722      (1,311,324)
           Financing activities                  (457,201)     (5,514,207)      1,523,042
                                              -----------     -----------     -----------
           Net (decrease) increase in cash    $  (119,031)    $    51,927     $  (103,858)
                                              ===========     ===========     ===========

         Cash provided by operating activities in 2002 consisted primarily of $10.0 million of payments on contracts and mortgages receivable and $5.1 million in net income. These were primarily offset by $9.7 million of funded contracts and mortgages receivable and a net increase in inventory of $4.1 million. Cash provided by operating activities in 2001 consisted primarily of $8.1 million of payments on contracts and mortgages receivable, $3.4 million of net income, a $2.5 million net increase in accounts payable, and a $0.6 million net decrease in inventory. These were primarily offset by $9.7 million of funded contracts and mortgages receivable. Cash used in operating activities in 2000 consisted primarily of $7.9 million in funded contracts and mortgages receivable and a net increase in inventory of $3.0 million. These were offset primarily by $6.1 million of payments on contracts and mortgages receivable and $3.8 million in net income.

         Cash used for financing activities in 2002 consisted primarily of principal payments on notes, contracts, mortgages payable and subordinated debt of $14.9 million and distributions to shareholders of $2.6 million. These were primarily offset by $16.7 million in proceeds from new notes, contracts, and mortgages payable and net borrowings on lines of credit. Cash used in financing activities in 2001 consisted primarily of principal payments on notes, contracts, and mortgages payable and subordinated debt and net repayments on lines of credit of $15.4 million, and distributions to shareholders of $1.7 million. These were offset by $11.5 million in proceeds from new notes, contracts, and mortgages payable. Cash provided by financing activities in 2000 consisted primarily of net borrowings on lines of credit and proceeds from new notes, contracts, and mortgages payable of $12.6 million. These were offset by $9.0 million in payments on notes, contracts, and mortgages payable and subordinated debt and distributions to shareholders of $2.1 million.

         Cash used in investing activities in 2002 represents a $0.8 million increase of receivables from joint ventures, $0.2 million investment in joint ventures and $0.2 million for purchases of land, buildings and equipment. Cash provided by investing activities in 2001 primarily related to $0.6 million of repayment of receivables from joint ventures, a $0.6 million reduction in funds held by trustee offset by a $0.3 million investment in joint ventures. Cash used for investing activities in 2000 primarily related to investments in joint ventures of $0.5 million and an increase in funds held by trustee of approximately $0.6 million.

         FINANCING SOURCES - The Company's financing sources consist of short-term financing under its Credit Agreement, seller financing, financing from a network of commercial banks, and sales of contracts and mortgages receivable. Long-term financing has been obtained through the issuance of $4.0 million of Senior Subordinated Debt of which $1.9 million is still outstanding. The source of repayment for the Company's working capital financing is the sale of lots and the receipt of principal and interest on contracts and mortgages receivables. As a lot is sold, a portion of the proceeds is used to pay down the respective financing and release a portion of the related mortgage. On average, the Company finances 80% of the cost of land acquisitions and development. Based on the terms of the Company's loan agreements, a loan is usually paid in full when approximately 75% of the lots in a development are sold. Principal and interest received by the Company from customer contracts or mortgages receivable are applied to the outstanding balance under its Credit Agreement.

         The following table sets forth the Company's sources of financing, the amount of such financing and the weighted average interest rates on such borrowings at December 31, 2002.

         SOURCES OF FINANCING

                                                                       Average                     Average
                                                          2002          Rate           2001          Rate
                 Lines of credit                      $ 7,173,374       5.26%      $ 7,037,999       5.77%
                 Notes payable (1)                     12,981,170       5.26         9,274,646       6.24
                 Contracts and mortgages payable          580,812       5.76           874,243       5.17
                 Senior subordinated debt               1,898,000      11.60         2,672,000      11.41
                                                      -----------      -----       -----------      -----
                   Total debt                         $22,633,356       5.81%      $19,858,888       6.72%
                                                      ===========      =====       ===========      =====

         ----------------------
         (1) Notes payable includes the real estate line of credit in the amounts of $4,929,419 and $ $3,266,101 as of December 31, 2002 and
             2001, respectively.

         CREDIT AGREEMENT - The Company began its borrowing relationship in 1986 and may currently borrow a total aggregate of up to $25 million under the Credit Agreement which includes the following four lines of credit:

         DESCRIPTION OF LINES OF CREDIT



                                                                    Balance
                                                   Amount of   Outstanding as of
                                                    Line(1)    December 31, 2002

         Mortgages and Contracts Receivable      $14,000,000      $ 7,053,495
         Real Estate Mortgage                     12,000,000        4,929,419
         Project                                     120,000          119,879
         Interim Financing                         4,000,000               --
                                                                  -----------
                                                                  $12,102,793
                                                                  ===========

         ----------------------
         (1) These totals are the maximum principal amounts that may be outstanding under each of the lines of credit; however, the maximum aggregate principal amount outstanding under all of the lines of credit cannot exceed $25 million.

         The amounts borrowed by the Company under the Mortgages and Contracts Receivable line of credit are at the discretion of the lender, are based on 90% of eligible contracts receivable, and are to be used to finance the development of properties. Borrowings under this credit line bear interest at the lender's base rate plus 1.0% (5.25% as of December 31, 2002). The lender's base rate is equal to the interest rate publicly announced by the lender from time to time as its "Base" rate.

         The Company also may borrow up to $12 million under the Real Estate Mortgage line of credit based on 80% of the purchase price of the real estate plus 80% of eligible development costs. Funds obtained by the Company under the Real Estate Mortgage credit line are to be used to purchase real estate pending development or sale. Borrowings under the Real Estate Mortgage line of credit bear interest at a rate equal to 1.0% over the lender's base (5.25% at December 31, 2002). The Project line of credit of $120,000 is to be used to finance project development costs and the purchase of real estate in connection with a project in northern Minnesota. The assets of the project secure this line of credit. Borrowings of up to $4,000,000 under the Interim Financing line are available to the Company at the discretion of the lender to cover demand overages on the other lines of credit. Borrowings under the Project and Interim Financing lines of credit bear interest at a rate equal to 1.5% over the lender's base rate (5.75% as of December 31, 2002). At December 31, 2002, $4,574,242 is available under the Company's mortgage and contracts receivable and interim financing credit facilities for operating needs and $7,070,581 is available under its real estate loan facility.

         All amounts borrowed by the Company under the Credit Agreement are due April 30, 2004 under an amendment to the Credit Agreement. All funds advanced by the lender under the Credit Agreement are collateralized by an assignment by the Company of first mortgages, contracts for deed, security interests, or other rights or property interests acquired by the Company in connection with specific property development projects and a security interest in virtually all of the Company's assets. In addition, the Credit Agreement also contains a number of restrictive covenants and is personally guaranteed by the Company's president, Philip C. Taylor.

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

         SELLER FINANCING - Seller financing or mortgages payable are equivalent to accounts payable that are due on resale and result from the Company's ordinary course of business. Seller financing typically consists of a purchase agreement evidencing the sale and outlining the terms of payment. The Company makes interest and principal payments on a scheduled amortization which varies by transaction. The Company's use of seller financing is shown as "Contracts and mortgages payable" in the table entitled "Sources of Financing."

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

         THE FOLLOWING SUMMARIZES THE COMPANY'S SIGNIFICANT CONTRACTUAL OBLIGATIONS AND COMMITMENTS, AS OF DECEMBER 31, 2002, THAT IMPACT LIQUIDITY.

         Contractual obligations                                        Payments due by period
                                                    ----------------------------------------------------------------
                                                    Within                                    After
         In thousands                               1 year      2-3 years      4-5 years     5 years         Total
         -----------------------------------------------------------------------------------------------------------
         Lines of credit                                       $ 7,173,374                               $ 7,173,374
         Notes, contracts and mortgages payable     $2,229          10,853       $ 169        $ 311           13,562
         Senior subordinated debt                      713           1,185           -            -            1,898
         Operating leases                              249             269         127            -              645
         -----------------------------------------------------------------------------------------------------------
         Total contractual cash obligations         $3,191     $ 7,185,681       $ 296        $ 311      $ 7,189,479
         ===========================================================================================================

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

         Put options were granted to three purchasers in 1996 on an initial aggregate amount of $5.6 million in contracts and mortgages receivable. As of December 31, 2001, $96,141 in contracts and mortgages receivable were outstanding with recourse, all of which had put options. In March 2002, the put options were exercised and the Company repurchased the receivable for $92,573.

         The following table lists, as of December 31, 2002 and 2001, the balance of the Company's contracts and mortgages receivable outstanding, the amount of the portfolio 90 days past due, average portfolio term and weighted average interest rate. The table also sets forth the amounts foreclosed and the contracts and mortgages foreclosed during the years ended December 31.

                                                      2002              2001
         Contracts and mortgages receivable:
           Balance outstanding                      $11,768,447      $12,113,780
             Amount 90 days past due                    229,758          386,338
             Percentage of balance                        1.95%            3.19%
             Amount foreclosed during period             77,857           45,071
             Percentage of balance                        0.66%            0.37%
         Average portfolio term                         3 years          3 years
         Weighted average interest rate                   10.2%            11.7%

         The Company works aggressively and closely with its customers as soon as an account becomes overdue to attempt to avoid default and foreclosure. After the Company begins collection proceedings, most accounts are eventually made current and the Company receives full payment. On occasion, the Company must cancel the contract and begin foreclosure proceedings. During 2002, there were $77,857 in contract and mortgage receivable balances where the foreclosure process was complete, and an additional $89,551 were in the process of foreclosure. Subsequent to a completed foreclosure, the Company returns the underlying property to inventory and begins re-marketing the lot. Properties that are foreclosed upon and returned to inventory are generally resold at a profit resulting in minimal bad debt exposure.

         Based on expected cash generated from operations and the above available financing resources, management believes it has adequate sources of funds to meet the Company's anticipated working capital, capital expenditure, and debt service requirements for the foreseeable future.

         NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and test for impairment of goodwill and intangibles with indefinite lives annually, or more frequently if events and circumstances indicate that the carrying amounts may not be recoverable. The adoption of SFAS No. 142 had no impact on the Company's financial position, results of operations or cash flows.

         The FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, in August of 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on the Company's historical financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial statement disclosures and is not expected to have an impact on the Company's consolidated results of operations, financial position, or cash flows.

         The FASB also issued FIN 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which applies to variable interest entities created after January 31, 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities which meet certain criteria. The Company does not have entities that would require consolidation or meet the criteria of a variable interest entity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         INTEREST RATE RISK

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities used to fund operations and to acquire land. The Company uses both floating interest rate credit facilities and notes payable and fixed rate notes payable to accomplish this. At December 31, 2002 the Company currently has $19.8 million of floating interest rate debt under its credit facilities or under notes payable, $0.9 million of fixed rate notes payable and $1.9 million of fixed rate subordinated debt. The floating interest rates are based either upon the prevailing prime or three-month LIBOR interest rates. A hypothetical one-percent change in the prevailing prime or LIBOR, as applicable, would decrease net income of the Company by approximately $198,000 per year, based on the increased interest expense on variable rate debt. The fair value of fixed rate notes payable would not be impacted as approximately 50% of the $0.9 million in fixed rate notes payable mature in one year or less.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Independent Auditors' Report........................................16

         Consolidated Balance Sheets.........................................17

         Consolidated Statements of Income...................................18

         Consolidated Statements of Stockholders' Equity.....................19

         Consolidated Statements of Cash Flows...............................20

         Notes to Consolidated Financial Statements..........................21

INDEPENDENT AUDITORS' REPORT


Board of Directors
Taylor Investment Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Taylor Investment Corporation and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Table of Contents at Item 15. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Taylor Investment Corporation and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

March 7, 2003
Minneapolis, Minnesota

TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                  2002           2001
ASSETS
INVENTORY - Principally land held for sale                                    $24,505,606    $19,462,763

CONTRACTS AND MORTGAGES RECEIVABLE                                             11,768,447     12,113,780

INVESTMENT IN JOINT VENTURES                                                      557,887        529,048

OTHER ASSETS:
   Cash                                                                            91,807        210,838
   Restricted cash                                                                552,192        519,716
   Tax increment financing receivable                                             478,470        556,909
   Receivable from joint ventures                                               1,317,775        556,889
   Other receivables                                                              261,695        203,245
   Prepaid expenses and earnest money deposits                                    443,839        325,530
   Funds held by trustee                                                           42,500         44,500
   Land, buildings, and equipment, less accumulated
      depreciation of $304,561 and $1,113,821, respectively                       453,019        431,484
   Loan acquisition costs and debt issuance costs, less accumulated
      amortization of $538,855 and $487,969, respectively                         153,891        189,521
                                                                              -----------    -----------
                    Total other assets                                          3,795,188      3,038,632
                                                                              -----------    -----------
                                                                              $40,627,128    $35,144,223
                                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LINES OF CREDIT                                                               $ 7,173,374    $ 7,037,999

NOTES PAYABLE                                                                  12,981,170      9,274,646

CONTRACTS AND MORTGAGES PAYABLE                                                   580,812        874,243

SENIOR SUBORDINATED DEBT                                                        1,898,000      2,672,000

OTHER LIABILITIES:
   Accounts payable                                                             2,244,683      3,195,037
   Accrued liabilities                                                          1,703,494      1,081,978
   Amounts due to joint ventures                                                  320,207
   Deposits on land sales and purchase agreements                                  69,800         27,607
                                                                              -----------    -----------
                    Total other liabilities                                     4,338,184      4,304,622

DEFERRED INCOME TAXES                                                              33,994         51,041

MINORITY INTEREST                                                                 161,239

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 10,000,000 shares authorized; 486,317 and
      484,129 shares issued and outstanding at December 31, 2002 and 2001,
      respectively                                                                  4,863          4,841
   Additional paid-in capital                                                     803,773        740,136
   Retained earnings                                                           12,651,719     10,184,695
                                                                              -----------    -----------
                    Total stockholders' equity                                 13,460,355     10,929,672
                                                                              -----------    -----------
                                                                              $40,627,128    $35,144,223
                                                                              ===========    ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                     2002             2001             2000
REVENUES:
     Sales                                      $ 38,635,230     $ 35,993,667     $ 28,837,999
     Interest income on contracts receivable       1,056,885        1,051,041        1,057,980
     Equity in losses of joint ventures              (98,161)        (172,333)        (121,082)
     Other revenue                                   825,974          377,743          546,321
                                                ------------     ------------     ------------
            Total revenue                         40,419,928       37,250,118       30,321,218

  COSTS AND EXPENSES:

     Cost of sales                                22,594,399       21,000,734       15,873,775
     Selling, general, and administrative         11,861,900       11,749,931        9,338,661
     Interest                                        783,937        1,141,549        1,369,712
                                                ------------     ------------     ------------
            Total costs and expenses              35,240,236       33,892,214       26,582,148
                                                ------------     ------------     ------------

  INCOME BEFORE MINORITY INTEREST                  5,179,692        3,357,904        3,739,070

  MINORITY INTEREST IN EARNINGS OF
     SUBSIDIARY                                     (115,739)
                                                ------------     ------------     ------------

  NET INCOME                                    $  5,063,953     $  3,357,904     $  3,739,070
                                                ============     ============     ============

  NET INCOME PER COMMON SHARE
     OUTSTANDING - basic and diluted            $      10.44     $       6.94     $       7.72
                                                ============     ============     ============

  AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                               485,116          484,129          484,129
                                                ============     ============     ============

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                              ADDITIONAL
                                                 COMMON STOCK                   PAID-IN           RETAINED
                                           SHARES            AMOUNT             CAPITAL           EARNINGS             TOTAL
                                          ---------------------------         ----------         ---------          -----------
  BALANCE AT DECEMBER 31, 1999            484,129         $     4,841         $   740,136        $ 6,798,353        $ 7,543,330

    Dividends paid                                                                                (2,056,577)        (2,056,577)
    Net income                                                                                     3,739,070          3,739,070
                                      -----------         -----------         -----------        -----------        -----------


  BALANCE AT DECEMBER 31, 2000            484,129               4,841             740,136          8,480,846          9,225,823

    Dividends paid                                                                                (1,654,055)        (1,654,055)
    Net income                                                                                     3,357,904          3,357,904
                                      -----------         -----------         -----------        -----------        -----------


  BALANCE AT DECEMBER 31, 2001            484,129               4,841             740,136         10,184,695         10,929,672

    Dividends paid                                                                                (2,596,929)        (2,596,929)
    Net income                                                                                     5,063,953          5,063,953
    Issuance of common stock                2,188                  22              63,637                                63,659
                                      -----------         -----------         -----------        -----------        -----------


  BALANCE AT DECEMBER 31, 2002            486,317         $     4,863         $   803,773        $12,651,719        $13,460,355
                                      ===========         ===========         ===========        ===========        ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                            2002            2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $ 5,063,953    $ 3,357,904     $ 3,739,070
   Adjustments to reconcile net income to net cash provided
       (used in) by operating activities:
     Depreciation and amortization                                           331,574        290,626         320,027
     Loss (gain) on disposal of fixed assets                                   5,125         28,732            (907)
     Deferred income taxes                                                   (17,047)      (166,302)       (156,689)
     Equity in losses from joint ventures                                     98,161        172,333         121,082
     Contracts and mortgages receivables funded                           (9,685,586)    (9,716,675)     (7,856,127)
     Payments on contracts and mortgages receivable                       10,030,919      8,055,484       6,098,472
     Minority interest in earnings of subsidiary                             115,739             --              --
     Changes in assets and liabilities:
       Inventory - land held for sale                                     (4,106,363)       578,529      (3,013,105)
       Restricted cash                                                       (32,476)       (92,014)        382,700
       Other receivables                                                      19,989         88,878        (507,521)
       Prepaid expenses and earnest money deposits                          (118,309)       (57,205)         74,277
       Accounts payable                                                     (950,354)     2,457,506         371,912
       Accrued liabilities                                                   621,516       (180,615)        337,334
       Deposits on land sales and purchase agreements                         42,193         (1,623)        (18,385)
                                                                         -----------    -----------     -----------
           Net cash provided by (used in) operating activities             1,419,034      4,815,558        (107,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of land, buildings and equipment                                (194,978)      (232,713)       (226,324)
   Proceeds from sale of land, buildings and equipment                            --          9,000           3,500
   Investment in joint ventures                                             (167,000)      (333,000)       (500,000)
   Proceeds from distributions of joint ventures                              40,000          8,250           9,000
   (Increase) decrease in joint venture receivables                         (760,886)       601,685              --
   Decrease (increase) in funds held by trustee                                2,000        593,500        (597,500)
                                                                         -----------    -----------     -----------
           Net cash (used in) provided by investing activities            (1,080,864)       646,722      (1,311,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) on lines of credit                              135,375     (1,223,039)      4,463,530
   Repayment of notes, contracts, and mortgage payables                  (14,115,455)   (13,309,470)     (8,807,615)
   Proceeds from notes, contracts, and mortgage payables                  16,592,068     11,534,004       8,144,943
   Loan acquisition costs                                                   (127,626)       (39,647)        (35,239)
   Dividends paid to stockholders                                         (2,596,929)    (1,654,055)     (2,056,577)
   Issuance of common stock                                                   63,659
   Repayment of subordinated debt                                           (774,000)      (822,000)       (186,000)
   Amount due to joint ventures                                              320,207
   Contribution from minority interest investor in subsidiary                100,000
   Distribution to minority interest investor in subsidiary                  (54,500)
                                                                         -----------    -----------     -----------
           Net cash (used in) provided by financing activities              (457,201)    (5,514,207)      1,523,042
                                                                         -----------    -----------     -----------

(DECREASE) INCREASE IN CASH                                                 (119,031)       (51,927)        103,858

CASH AT BEGINNING OF YEAR                                                    210,838        262,765         158,907
                                                                         -----------    -----------     -----------

CASH AT END OF YEAR                                                      $    91,807    $   210,838     $   262,765
                                                                         ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
     Interest                                                            $ 1,442,890    $ 1,067,672     $ 1,773,121
                                                                         ===========    ===========     ===========
     Income taxes                                                        $    23,046    $   166,302     $   156,689
                                                                         ===========    ===========     ===========
   Noncash financing activity - inventory and equipment
     purchased with notes, contracts and mortgages payable               $   936,480    $ 3,969,030     $ 5,546,177
                                                                         ===========    ===========     ===========
   Noncash financing activity - inventory transferred to
     joint venture                                                       $        --    $ 2,378,597     $        --
                                                                         ===========    ===========     ===========
   Noncash financing activity - note payable transferred
     to joint venture                                                    $        --    $ 1,700,000     $        --
                                                                         ===========    ===========     ===========

See notes to consolidated financial statements.

TAYLOR INVESTMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND PRINCIPLES OF CONSOLIDATION - Taylor Investment Corporation and subsidiaries (the Company) is a Minnesota corporation organized in 1979 which is engaged in land development activities. The Company owns 100% of Four Seasons Realty of Minnesota, Inc. (FSM), Four Seasons Realty of Wisconsin, Inc. (FSW), Four Seasons Realty of Michigan, Inc. (FSMI), Four Seasons Properties of Georgia, LLC (FSG), Four Seasons Properties of Tennessee, LLC (FST), FSP Development of Texas (FSPT), Laurentian Development Corporation, and 67% of Lakeridge Community Center, LLC. FSM, FSW, FSMI, and Lakeridge Community Center, LLC are engaged in the sale of recreational property while FSG, FST, FSPT and Laurentian Development Corporation are engaged in both the development and sale of recreational and residential property.

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

         Interest is capitalized on all projects during the development stage. Interest capitalized into inventory was $617,852 and $570,261 in 2002 and 2001, respectively.

         LAND, BUILDINGS, AND EQUIPMENT - Depreciation of buildings and equipment is computed using the straight-line method on the cost of the assets based on their estimated useful lives, which range from three to thirty years.

         Land, buildings, and equipment consist of the following at December 31:

                                                   2002          2001

         Land                                   $   62,544    $   11,022
         Buildings and improvements                177,885       168,095
         Equipment                                 517,151     1,366,188
                                                ----------    ----------
                                                   757,580     1,545,305
         Less accumulated depreciation             304,561     1,113,821
                                                ----------    ----------
         Land, buildings, and equipment, net    $  453,019    $  431,484
                                                ==========    ==========

         LOAN ACQUISITION AND DEBT ISSUANCE COSTS - Such costs are amortized over the term of the related loan using the straight-line method.

         REVENUE RECOGNITION - The Company recognizes revenue when a sale has closed and the buyer's cumulative down payment and principal paid total at least 10% of the sale price. Until 10% of the sale price is received, no revenue is recognized and all payments received are recorded as a current liability in the consolidated balance sheets under the caption "deposits on land sales and purchase agreements." During

         2002, 2001 and 2000, down payments on sales financed by the Company averaged 12%, 14% and 12% of the sale price, respectively.

         EARNINGS PER COMMON SHARE (EPS) - As the Company has no dilutive items that would require disclosure of diluted EPS, the Company calculates basic EPS as net income divided by the weighted average number of common shares outstanding during the year.

         INVESTMENT IN JOINT VENTURES - The Company owns 33% of two limited liability companies, which were formed to acquire and develop specific plots of land. The Company accounts for these investments using the equity method of accounting. The Company invested $167,000 and $333,000 in the joint ventures in 2002 and 2001, respectively. In 2001, the Company transferred inventory valued at $2,378,597 and debt of $1,700,000 to one of the joint ventures in return for a receivable, which was repaid during 2001. At December 31, 2002 and 2001, the Company has loans outstanding of $1,317,775 and $556,889, respectively, to these limited liability companies. The Company also has amounts due to the limited liability companies of $320,207. Such amounts are reflected as due from joint ventures on the consolidated balance sheets. In addition, as of December 31, 2002, the Company had $320,207 due to one of the joint ventures.

         RESTRICTED CASH - Restricted cash represents cash that is designated for a specific business transaction. The cash is segregated and maintained in separate accounts.

         FUNDS HELD BY TRUSTEE - Amounts represent cash paid to trustee for the purpose of paying scheduled maturities on senior subordinated debt.

         MINORITY INTEREST - The Company owns 67% of a limited liability company
         (LLC) which was formed to acquire and develop a specific plot of land. The Company invested $200,000 in the LLC in 2002. The financial information of the LLC is included in the consolidated financial statements of the Company.

         ESTIMATES - The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of contracts and mortgages receivable, lines of credit, notes payable, contracts and mortgages payable, and senior subordinated debt are reasonable estimates of the fair value of these financial instruments based on the short-term nature of these instruments and, if applicable, the interest rates of these financial instruments.

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

         NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. The standard also requires a reassessment of the useful lives of identifiable intangible assets other than goodwill and test for impairment of goodwill and intangibles with indefinite lives annually, or more frequently if events and circumstances indicate that the carrying amounts may not be recoverable. The adoption of SFAS No. 142 had no impact on the Company's financial position, results of operations or cash flows.

         The FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, in August of 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 on January 1, 2002, and the adoption had no impact on the Company's historical financial position, results of operations or cash flows.

         In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial statement disclosures and is not expected to have an impact on the Company's consolidated results of operations, financial position, or cash flows.

         The FASB also issued FIN 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which applies to variable interest entities created after January 31, 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities which meet certain criteria. The Company does not have entities that would require consolidation or meet the criteria of a variable interest entity.

2.       CONTRACTS AND MORTGAGES RECEIVABLE

         Contracts and mortgages receivable result from the sale of land or land and structures. Generally, these fixed rate receivables are collected in monthly installments, including interest, with a balloon payment at the end of two to three years. The Company also has certain mortgage receivables which are collected in monthly installments, including interest, over eight to ten years. The weighted average maturity of contracts and mortgages receivable at December 31, 2002 and 2001 was approximately three years, and the weighted average interest rate on outstanding contracts and mortgages receivable was approximately 10.2% and 11.7%, respectively.

         Maturities of contracts and mortgages receivable at December 31, 2002 are as follows:

         Year ending December 31:
         2003                                                        $ 1,262,427
         2004                                                          1,387,451
         2005                                                          7,407,377
         2006                                                            480,499
         2007                                                            420,887
         Thereafter                                                      940,735
                                                                     -----------
                                                                      11,899,376
         Less allowance for uncollectible contracts
         and mortgages receivable                                        130,929
                                                                     -----------
                                                                     $11,768,447
                                                                     ===========

3.       TAX INCREMENT FINANCING RECEIVABLES

         Several taxing authorities have established tax increment financing districts whereby the Company will be reimbursed for costs incurred in the development of community infrastructure to the extent the community improvements and related development increase property taxes collected by the taxing authority. The Company recognizes these receivables, which are generally noninterest-bearing, upon the sale of the developed property or upon the completion of the structure by the owner. Estimated amounts receivable under these agreements were $478,470 and $556,909 at December 31, 2002 and 2001, respectively. Estimated maturity of these receivables at December 31, 2002 is as follows:

         Year ending December 31:
         2003                                                        $   157,807
         2004                                                             78,307
         2005                                                             78,630
         2006                                                             36,518
         2007                                                             36,852
         Thereafter                                                      347,607
                                                                     -----------
                                                                         735,721
        Less imputed interest at an average rate of 8.8%                 257,251
                                                                     -----------
                Net receivable                                       $   478,470
                                                                     ===========

4.       LINES OF CREDIT

         The Company has a credit agreement that provides for total borrowings of up to $25,000,000 at the discretion of the lender. The credit agreement expires April 30, 2004. The credit agreement provides for various lines of credit. Total borrowings outstanding under the credit agreement are secured by substantially all of the Company's assets and are guaranteed by the president of the Company. The credit agreement contains certain financial and restrictive covenants, including maintenance of minimum net worth (as defined), and limitation of capital expenditures. The Company was in compliance with all such covenants in the credit agreement at December 31, 2002 and 2001.

         At December 31, 2002 and 2001, the Company had borrowings outstanding of $7,053,495 and $6,790,999, respectively, under the line of credit based on 90% of eligible contracts receivable. In addition, the Company may borrow up to $12,000,000 for real estate purchases. The real estate borrowings are at the discretion of the lender based on 80% of the purchase price of the real estate plus 80% of eligible development costs. At December 31, 2002 and 2001, the Company had borrowings of $4,929,419 and $3,266,101, respectively, which are included in real estate notes payable (see Note 5). Borrowings under the line of credit and real estate loan facility bear interest at the lender's "base" rate plus 1.0% (5.25% and 5.75% at December 31, 2002 and 2001, respectively). The "base" rate is equal to the interest rate publicly announced by the lender from time to time as its "base" rate.

         Also, under the credit agreement, the Company has a $120,000 line to support financing of a major project. Borrowings under the project line bear interest at the lender's "base" rate plus 1.5% (5.75% and 6.25% at December 31, 2002 and 2001, respectively). Borrowings under the project line outstanding at December 31, 2002 and 2001 were $119,879 and $172,000, respectively, and are secured by a mortgage on the project.

         The credit agreement also provides the Company up to $4,000,000 in interim financing at the discretion of the lender. Borrowings under this facility at December 31, 2002 and 2001 were $0 and $75,000, respectively. Borrowings bear interest at the lender's "base" rate plus 1.5% (5.75% and 6.25% at December 31, 2002 and 2001, respectively).

         At December 31, 2002, $4,574,242 is available under the Company's mortgage and contracts receivable and interim financing credit facilities and $7,070,581 is available under its real estate loan facility.

5.       NOTES PAYABLE

         Notes payable consisted of the following at December 31:

                                                                            2002              2001
          Fixed rate notes payable, due through 2005 at
            various rates of interest ranging from 6.15% to 10.00%      $     437,172    $    2,439,566
          Variable rate notes payable, due through 2010
            at various rates of interest ranging from 3.99% to 7.76%       12,543,998         6,835,080
                                                                        -------------    --------------
                                                                        $  12,981,170    $    9,274,646
                                                                        =============    ==============

         At December 31, 2002, notes payable were secured by certain land held for sale, contracts and mortgages receivable, and equipment. The president of the Company personally guarantees the notes payable.

         Maturity requirements on notes payable at December 31, 2002 are as follows:

         Years ending December 31:
         2003                                                       $  2,132,874
         2004                                                          8,518,213
         2005                                                          1,966,100
         2006                                                             25,334
         2007                                                             27,372
         Thereafter                                                      311,277
                                                                    ------------
                                                                    $ 12,981,170
                                                                    ============

6.       CONTRACTS AND MORTGAGES PAYABLE

         The Company has entered into contracts for deed and mortgages for the purchase of land. At December 31, 2002, the agreements provide for interest rates from 0% to 8% and maturity dates through 2006. The contracts and mortgages payable are secured by land held for sale and certain letters of credit. Due to their short-term nature, imputed interest for relevant contracts with no stated interest rate is not significant.

         Maturity requirements on the contracts and mortgages payable at December 31, 2002 are as follows:

         Years ending December 31:
         2003                                                       $     95,779
         2004                                                            103,256
         2005                                                            265,824
         2006                                                            115,953
                                                                    ------------
                                                                    $    580,812
                                                                    ============
7. SENIOR SUBORDINATED DEBT

         The Company has $160,000 in senior subordinated notes outstanding which bear interest at 10% and are unsecured. In addition, the Company has $1,738,000 of senior subordinated debt that bears interest at 11.5% to 12% and is unsecured. These notes contain certain restrictive covenants (as defined), including such items as maintenance of minimum net worth, limitation of dividend payments, maximum debt to equity ratio, and other financial ratios. The Company was in compliance with these financial covenants at December 31, 2002 and 2001. At December 31, 2002, principal maturities of senior subordinated debt are as follows:

         Years ending December 31:
         2003                                                       $    713,000
         2004                                                            595,000
         2005                                                            590,000
                                                                    ------------
                                                                    $  1,898,000
                                                                    ============

8.       COMMITMENTS AND CONTINGENCIES

         The Company has sold certain contracts receivable to financial institutions under recourse sales agreements. In the event of default under these contracts receivable, the Company is required to pay the outstanding balance of the contract, whereupon the Company will reacquire title to the underlying land. Put options that typically require the Company to repurchase, at the option of the purchaser, the balance of the receivables within 60 days of the five-year anniversary of the sale, were also granted for these contracts receivable. At December 31, 2001 the balance on contracts and mortgages receivable under such recourse sales agreements was approximately $96,141. In March 2002, the put options were exercised and the Company repurchased the receivables for $92,573.

         The Company has guaranteed $5,029,358 notes payable outstanding at December 31, 2002 for two limited liability companies in which it has a 33% ownership interest.

9.       OPERATING LEASES

         The Company has entered into noncancelable leases for office space. Estimated payments under these lease agreements at December 31, 2002 are approximately as follows:

         Years ending December 31:
         2003                                                        $   248,727
         2004                                                            173,635
         2005                                                             95,393
         2006                                                             89,087
         2007                                                             37,899
                                                                    ------------
                                                                    $    644,741
                                                                    ============

         Total rental expense for all operating leases was approximately $290,000, $310,000 and $260,000 for the years ended December 31, 2002,
         2001 and 2000, respectively.

10.      INCOME TAXES

         In January 1999, the Company filed with the Internal Revenue Service and obtained status as a Subchapter S Corporation. Accordingly, taxable income from operations is allocated to the individual shareholders with no income tax expense recorded in the financial statements. The Company will continue to pay "built-in-gain" taxes related to deferred tax liabilities existing at December 31, 1998 for installment sales, until all installments of such sales have been received.

         The Company's deferred tax liability at December 31, 2002 and 2001 of $33,994 and $51,041, respectively, consists entirely of "built-in-gains" on installment sales.

11.      EMPLOYEE 401(k) PLAN

         The Company's 401(k) plan covers substantially all employees meeting minimum eligibility requirements. The plan provides for employee contributions of up to a maximum of 15% of each employee's compensation, with the Company matching 50% of the first 6% of each employee's contribution. The Company's contributions to the plan totaled approximately $128,000, $109,000 and $96,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12.      TRANSACTIONS WITH OFFICERS AND EMPLOYEES

         Included in contracts and mortgages receivable at December 31, 2002 and 2001 are contracts receivable from employees of the Company in the amount of $18,600 and $177,200, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company had sales to officers and employees of approximately $99,000, $138,000 and $52,000, respectively.

13.      SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         Summarized quarterly financial information for the years ended December 31, 2002 and 2001 is presented below.

                                           1st Quarter         2nd Quarter         3rd Quarter        4th Quarter
         2002
         Revenue                           $ 9,170,599         $ 7,505,055         $10,372,924        $13,371,350
         Minority interest earnings           (102,006)            (13,733)
         Costs and expenses                  8,460,825           7,092,437           8,384,980         11,301,994
                                           -----------         -----------         -----------        -----------
         Net income                            709,774             412,618           1,885,938          2,055,623
         Net income per share              $      1.47         $      0.85         $      3.88        $      4.23


         2001

         Revenue                           $ 6,633,504         $ 8,540,544         $ 9,400,419        $12,675,651
         Costs and expenses                  6,008,643           7,535,355           8,295,255         12,052,961
                                           -----------         -----------         -----------        -----------
         Net income                            624,861           1,005,189           1,105,164            622,690
         Net income per share              $      1.29         $      2.08         $      2.28        $      1.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in or disagreements with accountants have occurred during the two-year period ended December 31, 2002.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         EXECUTIVE OFFICERS AND DIRECTORS

         The Company's executive officers and directors and their ages and positions with the Company are as follows:

               Name                Age           Positions with Company

         Philip C. Taylor          51        President, Chairman of the Board,
                                               Secretary and Treasurer
         Joel D. Kaul              43        Vice President and Chief Operating
                                               Officer
         W. John Driscoll          74        Director
         John H. Hooley            51        Director
         Charles J. McElroy        48        Director
         William R. Sieben         50        Director

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

         All members of the Board of Directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. The Company pays each director an annual fee of $7,500 ($4,500 in 2001), plus reimbursement of out-of-pocket expenses. During 2002, the Board of Directors were given the option to purchase stock with their annual fee in lieu of cash. Three out of the five Directors elected to receive stock in lieu of cash.

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the Exchange Act) and therefore is not subject to Section 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company for services rendered during the years ended December 31, 2002 and 2001 with respect to the President (Chief Executive Officer) and all officers of the Company whose total annual salary and bonus for 2002 exceeded $100,000:

         SUMMARY COMPENSATION TABLE

                                                                    Annual Compensation
                                                     -------------------------------------------------------
                  Name and                                                                      Other Annual
             Principal Position                      Year         Salary         Bonus(1)       Compensation
         Philip C. Taylor, President                 2002        $150,000        $354,859        $  7,500(2)
                                                     2001         150,000         280,395           4,500
         Joel D. Kaul, Vice President                2002         100,000         344,479              --
                                                     2001         100,000         346,775              --
         Stephen J. Roman,
           Executive Vice President -
             Four Seasons Realty of Wisconsin        2002         100,000         355,231              --
                                                     2001          85,000         240,752              --

         ----------------
         (1) The amount of Mr. Taylor's bonus is approved by the Board of
             Directors and is related to the Company's profitability.
         (2) Annual fee paid to Mr. Taylor for serving as a member of the
             Company's Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of December 31, 2002, the number of shares of the Company's common stock beneficially owned by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) each person known by the Company to beneficially own more than five percent of the outstanding shares of the Company's common stock, and (iv) all executive officers and directors as a group. Unless otherwise indicated, each person has sole voting and dispositive power over such shares.

                                                                     Shares
               Name and Address of                Outstanding     Beneficially
                Beneficial Owner                   Shares(2)         Owned(1)

         Philip C. Taylor
           43 Main Street SE, Suite 506
           Minneapolis, Minnesota  55414           387,804(3)         79.7%
         Charles J. McElroy
           Pillsbury Center
           220 South Sixth Street
           Suite 1000
           Minneapolis, Minnesota 55402            120,000(4)         24.7
         Joel D. Kaul
           2821 Overlook Lane North
           Stillwater, Minnesota  55082              9,000             1.9
         John H. Hooley
           9770 Old Deer Trail
           Stillwater, Minnesota  55082              5,983             1.2
         William R. Sieben
           1201 Southview Drive
           Hastings, Minnesota  55033                5,983             1.2
         W. John Driscoll
           2090 First National Bank Building
           St. Paul, Minnesota  55101                  243(5)           *
         All executive officers and directors
           as a group (6 persons)                  409,013            84.1

         -----------------------
         (1) Unless otherwise indicated, each person has sole voting and dispositive power with respect to all outstanding shares reported in the foregoing table.

         (2) Based on 486,317 shares of common stock outstanding at December 31, 2002.

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

ITEM 14. CONTROLS AND PROCEDURES

         The Company's President and Chief Executive Officer and the Company's Controller have concluded, based on an evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedure are effective for gathering, analyzing and disclosing information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

         (a) List of documents filed as part of this report:

               1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of December 31, 2002 and 2001

                  Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements for the Years Ended December 31, 2002, 2001, and 2000

               2. FINANCIAL STATEMENT SCHEDULE

                  Schedule II - Valuation and Qualifying Accounts

                                            BEGINNING     CHARGED TO                      ENDING
                     DESCRIPTION             BALANCE        COSTS        DEDUCTIONS      BALANCE

               2002
               ----
               Allowance for doubtful
                  accounts                $ 119,161       $  11,768      $       --      $ 130,929

               2001
               ----
               Allowance for doubtful
                  accounts                  116,083          16,031          12,953        119,161

               2000
               ----
               Allowance for doubtful
                  accounts                   96,709          23,573           4,199        116,083


               All other schedules have been omitted because they are not applicable.

               3. EXHIBITS.

                  3.1    Articles of Incorporation of the Company, as amended *
                  3.2    Bylaws of the Company, as amended *
                  4.1    Form of Debenture (included as Article Two of
                         Indenture filed as Exhibit 4.2)
                * 4.2    Forms of Indenture by and between the Company and
                         American Bank National Association, as Trustee *
                  10.3   Redevelopment Agreement between the City of Hillsboro,
                         Illinois and the Company dated April 26, 1994 *
                  10.5   Contract for Private Development between The Joint East
                         Range Economic Development Authority and Laurentian
                         Development Authority *
                  10.6   Second Contract for Private Development between The
                         Joint East Range Economic Development Authority and
                         Laurentian Corporate Authority *
                  10.8   Credit Agreement between Diversified Business Credit,
                         Inc. and the Company dated November 18, 1986, as
                         amended by Amendment to Credit Agreement dated
                         June 2, 1993
                  10.9   Security Agreement between Diversified Business Credit,
                         Inc. and the Company dated November 18, 1986 *
                  10.10  Agreement between the City of Coleraine, Minnesota and the Company dated September 26, 1994 *
                  21     Subsidiaries of the Company
                  99.1   Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002
                  99.2   Certification Pursuant to 18 U.S.C. Section 1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                         Act of 2002

         --------------------
         * Incorporated by reference to the Company's registration statement on Form SB-2 (No. 33-87024C), effective January 12, 1995.

         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TAYLOR INVESTMENT CORPORATION
                                           (Registrant)

Dated:   March 26, 2003                    By  /S/ Philip C. Taylor
      ---------------------                    --------------------
                                           Philip C. Taylor
                                           President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                         DATE
---------                                        -----                         -----

/S/ Philip C. Taylor              Chairman of the Board, President,       March 26, 2003
-----------------------------     Secretary and Treasurer (Chief        ------------------
Philip C. Taylor                  Executive Officer)


/S/ W. John Driscoll              Director                                March 26, 2003
-----------------------------                                           ------------------
W. John Driscoll


/S/ John H. Hooley                Director                                March 26, 2003
-----------------------------                                           ------------------
John H. Hooley


/S/ Charles J. McElroy            Director                                March 26, 2003
-----------------------------                                           ------------------
Charles J. McElroy


/S/ William R. Sieben             Director                                March 26, 2003
-----------------------------                                           ------------------
William R. Sieben


/S/ Steven C. VanHandel           Assistant Vice President                March 26, 2003
-----------------------------     and Controller (Principal             ------------------
                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Philip C. Taylor, Chief Executive Officer of Taylor Investment Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Taylor Investment Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Philip C. Taylor


Philip C. Taylor
Chief Executive Officer
March 26, 2003

                           CERTIFICATION OF CONTROLLER
                 SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven C. VanHandel, Controller of Taylor Investment Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of Taylor Investment Corporation;
     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during this period in which the annual report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Steven C. VanHandel


Steven C. VanHandel
Controller
March 26, 2003